Form 10-Q
period 1996-06-30
ABT BUILDING PRODUCTS CORP
filed 1996-08-14
CIK 902476

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                               ------------------

                    For Quarterly Period Ended June 30, 1996
                         Commission File Number 0-21856

                        ABT BUILDING PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                      13-3684348
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

                  One Neenah Center, Neenah, Wisconsin  54956
              (Address of principal executive offices) (Zip Code)

   Registrant's telephone number, including area code:  (414) 751-8611

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

      As of the close of business on August 13, 1996, the registrant had outstanding 10,414,160 shares of Common Stock.

              ABT BUILDING PRODUCTS CORPORATION and Subsidiaries


                                      INDEX


Part I:  Financial Statements                                      Page Number

      Unaudited Balance Sheets June 30, 1996
      and December 31, 1995                                         3


      Unaudited Statements of Income for the three
      months and six months ended June 30, 1996
      and June 30, 1995                                             4


      Unaudited Statements of Cash Flows for the six
      months ended June 30, 1996 and June 30,
      1995                                                          5


      Condensed Notes to Unaudited Financial
      Statements                                               6 - 12


      Management's Discussion and Analysis of
      Financial Condition and Results of Operations           13 - 16




Part II:  Other Information                                        17

      Signature Page                                               18

               ABT Buildinq Products Corporation and Subsidiaries
                                 Balance Sheets
                                 (in thousands)


                                               December 31, 1995  June 30, 1996
                                               -----------------  -------------
                                                                   (unaudited)
                      Assets
CURRENT ASSETS
   Cash and cash equivalents                      $   2,317         $   1,719
   Accounts receivable, less allowances of
    $2,452 and $2,824, respectively                  25,961            43,498
   Inventories                                       48,717            49,288
   Prepaid expenses                                   1,838             2,759
   Deferred tax assets                                  645             1,567
                                                  ---------         ---------
   Total Current Assets                              79,478            98,831
                                                  ---------         ---------
PROPERTY, PLANT AND EQUIPMENT
   Land                                               2,960             2,987
   Buildings and improvements                        27,029            27,286
   Machinery and equipment                           95,111            96,476
   Furniture and fixtures                             3,808             3,517
   Construction in progress                           5,802            16,986
                                                  ---------         ---------
                                                    134,710           147,252
   Less-Accumulated depreciation                    (16,156)          (21,381)
                                                  ---------         ---------
   Net property, plant and equipment                118,554           125,871

OTHER ASSETS, Net                                     2,724             3,019

GOODWILL, Net                                        10,011             9,808

                                                  ---------         ---------
   Total Assets                                   $ 210,767         $ 237,529
                                                  =========         =========

          Liabilities & Stockholders' Equity
CURRENT LIABILITIES
   Current Maturities of Long-Term Debt           $     123         $      49
   Accounts Payable                                  14,941            18,016
   Accrued Expenses                                   8,652            12,883
                                                  ---------         ---------
   Total Current Liabilities                         23,716            30,948

LONG-TERM DEBT                                       84,506            91,404
OTHER LONG TERM LIABILITIES                           6,189             6,294
DEFERRED INCOME TAXES                                 8,236            10,744

STOCKHOLDERS' EQUITY
   Common stock                                         122               122
   Additional paid-in capital                        61,830            61,778
   Cumulative translation adjustment                    (71)             (332)
   Retained earnings                                 53,485            65,518
   Less: Treasury Shares                            (27,246)          (28,947)
                                                  ---------         ---------
   Total Stockholders' Equity                        88,120            98,139
                                                  ---------         ---------
   Total Liabilities and Stockholders' Equity     $ 210,767         $ 237,529
                                                  =========         =========



               See accompanying notes to the financial statements

               ABT Building Products Corporation and Subsidiaries
                        Statements of Income (unaudited)
                     (in thousands, except per share data)



                                                   THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                        JUNE 30,                                  JUNE 30,
                                                1995               1996                   1995                1996
                                             --------           --------              ---------           ---------
NET SALES                                    $ 62,892           $ 82,549              $ 116,604           $ 156,911

COST OF SALES                                  45,567             58,080                 83,143             111,380
                                             --------           --------              ---------           ---------

     Gross profit                              17,325             24,469                 33,461              45,531

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      7,548              11,892                 14,058              22,074
                                             --------           --------              ---------           ---------

     Operating income                          9,777              12,577                 19,403              23,457

OTHER INCOME (EXPENSE)                        (1,454)             (1,850)                (2,224)             (3,724)
                                             --------           --------              ---------           ---------

     Income before income taxes                8,323              10,727                 17,179              19,733

PROVISION FOR INCOME TAXES                     3,290               4,175                  6,737               7,700
                                             --------           --------              ---------           ---------

     Net Income                              $ 5,033             $ 6,552               $ 10,442           $  12,033
                                             ========           ========              =========           =========

INCOME PER COMMON SHARE                      $  0.43             $  0.57               $   0.89           $    1.05
                                             ========           ========              =========           =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                 11,571              11,547                 11,715              11,440
                                             ========           ========              =========           =========



               See accompanying notes to the financial statements

               ABT Building Products Corporation and Subsidiaries
                      Statements of Cash Flows (unaudited)
                                 (in thousands)



                                                            Six Months Ended
                                                                 June 30,
                                                            1995         1996
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                $ 10,442     $ 12,033

Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities
    Depreciation and amortization                            3,746        6,216
    Deferred income taxes                                      805        1,586
    Cumulative translation adjustment                          160         (261)
    Changes in certain assets and liabilities
      Accounts receivable                                   (9,319)     (17,537)
      Inventories                                             (912)        (571)
      Other assets                                             741       (1,460)
      Accounts payable and accrued expenses                 (5,291)       7,411
                                                          --------     --------
        Net cash provided by operating activities              372        7,417
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets                                  (47,083)          --
Capital expenditures                                        (7,647)     (13,086)
                                                          --------     --------
        Net cash used in investing activities              (54,730)     (13,086)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                                 (25,573)     (19,076)
Proceeds from line of credit                                87,500       25,900
Exercise of stock options                                      189          (52)
Payments for the purchase of treasury shares                (7,671)      (1,701)
                                                          --------     --------
        Net cash provided by financing activities           54,445        5,071
                                                          --------     --------

        Net increase (decrease) in cash                         87         (598)

Cash and Cash equivalents, beginning of period                 224        2,317
                                                          --------     --------

Cash and Cash equivalents, end of period                  $    311     $  1,719
                                                          ========     ========


               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
                     Condensed Notes to Financial Statements


(1) GENERAL

     The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company (as defined below). Results on the interim basis are not necessarily indicative of results which may be expected for the full year.

(2) BASIS OF PRESENTATION

     The consolidated balance sheets at June 30,1996, and December 31, 1995, and the consolidated statements of operations and cash flows for the six months ended June 30,1996 and 1995, include the accounts of ABT BUILDING PRODUCTS CORPORATION, a Delaware corporation ("ABT"), and its wholly owned subsidiaries ABTco, Inc. ("ABTco"), KenTech Plastics, Inc. ("KenTech") and ABT Canada, Limited ("ABT Canada") (collectively referred to as the "Company").

(3) INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory costs include material, labor, and manufacturing overhead.


                                            December 31,         June 30,
                                                    1995             1996
                                                 -------          -------
 Finished products and work in process           $31,957          $31,559
 Raw Materials                                     9,205           10,084
 Operating parts and supplies                      7,555            7,645
                                                 -------          -------
                                                 $48,717          $49,288
                                                 =======          =======


               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
                     Condensed Notes to Financial Statements



(4) LONG-TERM DEBT

     Long-term debt as of December 31,1995, and June 30,1996, consisted of the following (in thousands):



                                      December 31,              June 30,
                                              1995                  1996
                                           -------               -------
 Total debt-
     Revolving line of credit              $34,500               $41,400
     Term Loan                              50,000                50,000
     Capital lease obligations                 129                    53
                                           -------               -------
                                            84,629                91,453
 Less -- Current maturities                   (123)                  (49)
                                           -------               -------
     Total long-term debt                  $84,506               $91,404
                                           =======               =======


(5) STOCKHOLDERS' EQUITY

     Stockholders' Equity as of December 31,1995, and June 30,1996, consisted of the following (in thousands):



                                                                      Additional       Cumulative
                                                          Common         Paid-In      Translation        Retained          Treasury
                                                           Stock         Capital       Adjustment         Earnings           Shares
                                                        --------        --------         --------         --------         --------


December 31, 1995                                       $    122        $ 61,830         $    (71)        $ 53,485         $(27,246)


Cumulative Translation Adjustment                           --              --               (261)            --               --

Exercise of Stock Options                                   --               (62)            --               --               --

Purchase of Treasury Shares                                 --              --               --               --             (1,701)


Net Income through June 30, 1996                            --              --               --             12,033             --
                                                        --------        --------         --------         --------         --------

                                                        $    122        $ 61,778         $   (332)        $ 65,518         $(28,947)

                                                        ========        ========         ========         ========         ========



     Commencing in the third quarter of 1994, the Board of Directors authorized the repurchase of up to 2,200,000 shares of the Company's Common Stock in open market transactions. At June 30,1996, the Company had repurchased 1,797,000 shares for a total cost of $28,947,245. The cost to repurchase the treasury shares has been recorded as a reduction of stockholders' equity.

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
                     Condensed Notes to Financial Statements


(6) COMMITMENTS AND CONTINGENCIES

     Under the terms of the asset purchase agreements between the Company and the predecessor owners of the operations conducted by ABTco and ABT Canada, such entities agreed to indemnify the Company for certain liabilities or obligations arising on or prior to the change in ownership, including liabilities related to environmental, product liability and litigation matters. In connection with such transactions, as well as the acquisition of KenTech, the Company assumed various liabilities and obligations, including obligations under product warranties with respect to products manufactured prior to the change in ownership.

Litigation

     On August 30,1995, the Company completed negotiations with Michigan environmental authorities regarding a consent judgment providing for an odor emissions abatement program at its Alpena, Michigan facility. The program provides for phased installation of controls to effect a staged reduction of the facility's emissions of odors into the air. It is estimated that capital expenditures of approximately $6 million to $12 million will be required over the next three to four years in order to attain compliance with the program. It is the Company's position that costs incurred in complying with the consent judgment will be borne in whole or in part by Abitibi-Price Corporation ("APC") as the prior owner of the Alpena facility. Accordingly, on November 27,1995, the Company commenced an action against APC and its corporate parent in the Circuit Court for the County of Oakland, Michigan, ABT BUILDING PRODUCTS CORPORATION and ABTco. Inc. v. Abitibi-Price Corporation and Abitibi-Price. Inc. (Case No. 95-508819-CK), seeking to recover damages incurred in connection with the remediation, correction and control of odor emissions at the Alpena facility. The complaint initially asserted claims for breach of contract, fraudulent non-disclosure and fraudulent misrepresentation. The Company has determined not to pursue the claims for fraudulent non-disclosure and fraudulent misrepresentation, and a stipulated order to that effect was filed on May 9,1996. The Company is proceeding with its claims for breach of contract.

     The Company and ABTco have been named as defendants in a class action and a separate putative class action arising from hardboard siding manufactured, distributed, or sold by them or by APC. Those actions are Foster et al. v. ABTco, Inc., ABT BUILDING PRODUCTS CORPORATION, Abitibi-Price Inc. and Abitibi-Price Corporation, Docket No. 96-0069-AH-M, which is currently pending in the United States District Court for the Southern District of Alabama (The "Alabama Action"); and Fyola et al. v. ABT BUILDING PRODUCTS CORPORATION, ABTco, Inc. and Abitibi-Price Corporation, Docket No. 95-12854, which is currently pending in United States District Court for the Western District of Pennsylvania (The "Pennsylvania Action").

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
                     Condensed Notes to Financial Statements


(6) COMMITMENTS AND CONTINGENCIES (CONTINUED)

     On December 21, 1995, plaintiffs Thomas and Linda Foster brought the Alabama Action on behalf of themselves and a class generally composed of all individuals and entities (i) that own or owned property in the United States on which hardboard siding manufactured, distributed, or sold by the Company, ABTco or APC has been installed and (ii) that have already suffered (or will suffer within the warranty period) alleged damage because, according to plaintiffs, such siding prematurely rots, buckles, swells; cracks, or otherwise deteriorates. Plaintiffs and the class are seeking damages in unspecified amounts and an award of attorneys' fees. The complaint alleges that the "aggregate amount in controversy nationwide is in the millions of dollars." Plaintiffs also requested injunctive relief, including relief that would require defendants, among other things, to cease and desist from manufacturing, distributing, advertising and marketing allegedly defective siding without disclosing its supposedly defective nature.

     Plaintiffs have moved to remand the Alabama Action to the Circuit Court of Choctaw County, Alabama, from which defendants had previously removed the action. The United States District Court for the Southern District of Alabama has not yet decided that motion. On or about July 10, 1996, plaintiffs filed an amended complaint that is substantially similar to plaintiff's initial complaint, except the amended complaint expressly states that plaintiffs do not seek any award of punitive or treble damages, statutory attorneys' fees, or injunctive or equitable relief.

     Counsel for plaintiffs in that Alabama Action has indicated in correspondence that plaintiffs' counsel is considering filing an additional putative class action in an unspecified state court. According to plaintiffs' counsel, that additional putative class action would be based upon substantially the same allegations as the Alabama Action, would involve substantially the same parties as the Alabama Action, and would involve substantially the same requests by plaintiffs for relief as the Alabama Action (except that, according to plaintiffs' counsel, plaintiffs in the additional putative class action would not seek any statutory attorneys' fees, consequential damages for structural damages to plaintiffs' homes, or equitable relief). So far as the Company is aware, plaintiffs' counsel has not actually filed any such additional putative class action.

     On August 8, 1995, plaintiffs Glenn Fyola, Patricia Fyola, Joyce D'Antonio, and Kenneth Hyre filed the Pennsylvania Action on behalf of themselves and a putative class composed of residential homeowners who reside in Pennsylvania and whose homes have or had for their exterior siding a hardboard product which was allegedly manufactured, distributed, or sold by the Company, ABTco or APC. Plaintiffs allege that hardboard exterior siding on their homes has prematurely rotted, warped, buckled

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
                     Condensed Notes to Financial Statements


(6) COMMITMENTS AND CONTINGENCIES (CONTINUED)

and deteriorated. Plaintiffs are seeking compensatory and punitive damages in unspecified amounts, including economic damages, treble damages under the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and an award of attorneys' fees from the Company, ABTco, and APC.

     The Company filed a third-party complaint dated November 21, 1995 against additional defendants APC and Maronda Homes, Inc. In its third-party complaint, the Company alleges that the hardboard siding at issue was manufactured by APC. The Company also asserts that to the extent any hardboard siding involved in the case was manufactured by ABTco and to the extent any such siding exhibited any abnormal condition, that abnormal condition was caused by improper installation of the siding by Maronda Homes, Inc. and its failure to follow applicable building codes and application instructions. The Company's third-party complaint asks that, should the Company be held liable to plaintiffs or the putative class in any respect, judgments be entered against APC and Maronda Homes, Inc. holding each of them liable to plaintiffs or to the Company.

     The Company intends to defend the Alabama Action and the Pennsylvania Action vigorously.

     The Company and certain officers were defendants in litigation in the Circuit Court for the County of Oakland, Michigan, filed on December 12, 1995 (Pinckney Molded Plastics Inc. v ABT BUILDING PRODUCTS CORPORATION et al.). On May 1, 1996, the Company, and each of the other defendants, entered into a settlement agreement with the plaintiff, Pinckney Molded Plastics, Inc. In connection with the settlement agreement, the parties executed a Stipulation and Order of Dismissal With Prejudice to the Circuit Court for the County of Oakland, Michigan, which the court signed on July 8 and filed on July 10, 1996. The settlement did not have a material impact on the financial condition of the Company.

     In addition, the Company is a party to various other legal proceedings arising in the ordinary course of business, none of which, in management's opinion is expected to have a material adverse effect on the Company's operating results or financial condition.

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
                     Condensed Notes to Financial Statements


(7) SUPPLEMENTAL CASH FLOW DISCLOSURE

     In addition to the information provided in the statements of cash flows, the following is a supplemental disclosure of cash flow information (in thousands):


                                                                     For Six
                                               Year Ended       Months Ended
                                             December 31,           June 30,
                                                     1995               1996
                                                     ----               ----
Cash paid during period for-
     Interest.................................    $ 4,834            $ 2,279
     Income taxes.............................     10,833              5,387


(8) ACQUISITIONS

     On April 3,1995, the Company acquired KenTech, located in Hopkinsville, Kentucky. The purchase price of KenTech was $14.1 million, which was funded from drawings on the Company's revolving line of credit. The transaction was accounted for under the purchase method of accounting, and, accordingly, the Company's consolidated financial statements as of December 31,1995 reflect the results of operations of KenTech from the date of acquisition. The allocation of the purchase price was based on estimates of the fair value of the net assets acquired. This allocation is as follows:


Value assigned to assets and liabilities:
Cash                                                              $   166
Accounts receivable                                                 3,616
Inventories                                                         4,237
Prepaid expenses                                                       38
Property, plant and equipment                                      10,463
Other assets                                                        1,412
Accounts payable and accrued liabilities                           (4,040)
Other liabilities                                                  (1,825)
                                                                  -------

Total purchase price                                              $14,067
                                                                  =======

     On May 31,1995, the Company acquired through its wholly-owned subsidiary, ABT Canada, the Vinyl Division of EMCO Limited, located in Acton, Ontario. The purchase price of the Vinyl Division was $33.0 million, which was funded from drawings on the Company's revolving line of credit. The transaction was accounted for under the

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
                     Condensed Notes to Financial Statements


(8) ACQUISITIONS (CONTINUED)

purchase method of accounting, and, accordingly, the Company's consolidated financial statements as of December 31,1995 reflect the results of operations of the Vinyl Division from the date of acquisition. The allocation of the purchase price was based on estimates of the fair value of the net assets acquired. This allocation is as follows:


Value assigned to assets and liabilities:
Accounts receivable                                               $ 4,541
Inventories                                                         8,057
Prepaid expenses                                                      276
Property, plant and equipment                                      22,022
Other assets                                                        7,463
Accounts payable and accrued liabilities                           (8,721)
Other liabilities                                                    (622)
                                                                  -------

Total purchase price                                              $33,016
                                                                  =======


     Presented below is the unaudited summarized pro forma statement of operations for the six months ended June 30,1995. The statement gives effect to the purchase of KenTech and the Vinyl Division as if such transactions had taken place on January 1, 1995. These results include certain adjustments, primarily for depreciation, interest and other expenses related to the acquisitions, and are not necessarily indicative of what the results would have been had the transactions actually occurred on such dates (in thousands, except per share data).


                                                               Six Months
                                                           Ended June 30,
                                                                     1995
                                                                     ----
 Net sales                                                       $140,149
 Net income                                                         9,799
 Earnings per common share                                         $ 0.84
 Average common shares outstanding                                 11,715


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATION

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

NET SALES

     Net sales increased by $19.6 million (31.3%) from $62.9 million for the quarter ended June 30, 1995 to $82.5 million in the 1996 quarter. This increase is attributable to increased sales in all of the Company's product lines.

     The increase in Plastics sales of $11.7 million was primarily due to the impact of two acquisitions during 1995. KenTech Plastics, a manufacturer of plastic shutters and exterior accessories, was acquired in April of 1995. In June 1995, the Company acquired the Vinyl Siding Division of EMCO, Ltd., a manufacturer of vinyl siding and accessories. Combined, the two acquisitions increased net sales by approximately $11.2 million in the 1996 quarter. Plastic sales were also favorably impacted by new plastic moulding product introductions. Unit volume shipments for mouldings increased 28% over the same period last year.

     The increase in Hardboard-based Siding sales of $5.2 million was primarily the result of price increases implemented during the first quarter of 1996. The average selling price increased 12% over the same period last year. Shipments of Hardboard-based Siding increased 2% for the three months ended June 30, 1996 when compared to the same period last year.

     The increase in Interior Hardboard sales of $2.7 million was primarily the result of new product introductions and price increases implemented during this year. Unit volume shipments were 12% ahead of the same period last year and the average selling price increased 4% when compared with the same period last year.

GROSS PROFIT

     Gross profit increased by $7.1 million (41.2%) from $17.3 million for the three months ended June 30, 1995 to $24.4 million in the 1996 quarter. The 1995 acquisitions were the principal contributors to the increase in gross profit. Price increases implemented on Hardboard-based Siding and Interior Hardboard products, new plastic moulding product introductions and lower thermoplastic resin costs also contributed to the gross profit increases. The Company maintains ongoing cost reduction programs at its manufacturing facilities in an effort to reduce costs and maximize production efficiencies. Gross profit as a percentage of net sales increased from 27.5% for the three months ended June 30, 1995 to 29.6% for the 1996 quarter primarily due to price increases implemented during 1996 and the impact of continuing cost reduction programs, including lower resin costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased by $4.3 million (57.5%) from $7.5 million for the three months ended June 30, 1995 to $11.8 million in the 1996 quarter. Selling, general and administrative expenses increased $2.6 million as a result of the 1995 acquisitions, $0.4 million of the increase represents legal fees incurred as a result of certain litigation ( see Certain Litigation below ), with the balance of the increase primarily due to increases in promotional expenses, allowances and bonuses, directly related to the increase in sales and profitability over the 1995 period. Selling, general and administrative costs as a percentage of net sales increased from 12.0% for the three months ended June 30, 1995 to 14.4% for the 1996 quarter. The increase is due to higher selling, general and administrative expenses as a percentage of net sales for the 1995 acquisitions, as well as, the increase in legal fees.

OPERATING INCOME

     Operating Income increased by $2.8 million (28.6%) from $9.8 million for the three months ended June 30, 1995 to $12.6 million for the 1996 quarter. The improvement is the result of the operating income generated by the 1995 acquisitions, as well as selling price increases, new product introductions and continuing cost reduction programs.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995 (Continued)

OTHER INCOME (EXPENSE)

     Interest expense increased by $0.4 million for the three month period ended June 30,1996 when compared to the same period last year. The increase is attributable to higher outstanding indebtedness, partially offset by a slight decline in the Company's weighted average interest rate on outstanding borrowings during the three months ended June 30, 1996 as compared to the 1995 quarter

NET INCOME

     Net Income increased by $1.5 million (30.2%) from $5.0 million for the three months ended June 30, 1995 to $6.5 million for the 1996 quarter. The increase is attributable to the factors discussed above.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

NET SALES

     Net sales increased by $40.3 million (34.6%) from $116.6 million for the six months ended June 30, 1995 to $156.9 million for the same period in 1996. This increase is attributable to increased sales in all of the Company's product lines.

     The increase in Plastics sales of $27.7 million was primarily due to the impact of two acquisitions during 1995 (previously discussed). Combined, the two acquisitions increased net sales by approximately $26.4 million in the 1996 period. Plastic sales were also favorably impacted by new plastic moulding product introductions. Unit volume shipments for mouldings increased 22% over the same period last year.

     The increase in Hardboard-based Siding sales of $10.1 million was the result of prices increases implemented during the first quarter of 1996 as well as an increase in demand for the product line ( see Significant Business Trends below). The average selling price increased 9% over the same period last year. Shipments of Hardboard-based Siding increased 9% for the six months ended June 30, 1996 when compared to the same period last year.

     The increase in Interior Hardboard sales of $2.5 million was primarily the result of new product introductions and price increases implemented during this year. Unit volume shipments were 6% ahead of the same period last year and the average selling price increased 2% when compared with the same period last year.

GROSS PROFIT

     Gross profit increased by $12.1 million (36.1 %) from $33.4 million for the six months ended June 30, 1995 to $45.5 million for the same period in 1996. The 1995 acquisitions were the principal contributors to the increase in gross profit. Price increases implemented on Hardboard-based Siding and Interior Hardboard products, the demand for the company's Hardboard-based Siding product line, new plastic moulding product introductions and lower thermoplastic resin costs also contributed to gross profit. The Company maintains ongoing cost reduction programs at its manufacturing facilities in an effort to reduce costs and maximize production efficiencies. Gross profit as a percentage of net sales increased from 28.7% for the period ended June 30, 1995 to 29.0% for the 1996 period primarily due to price increases implemented during 1996, the increase in demand for the Hardboard-based Siding product line, and the impact of continuing cost reduction programs, including lower resin costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased by $8.0 million (57.0%) from $14.1 million for the six months ended June 30, 1995 to $22.1 million for the 1996 period. Selling, general and administrative expenses increased $5.6 million as a result of the 1995 acquisitions, $0.5 million of the increase represents legal fees incurred as a result of certain litigation ( see Certain Litigation below ), with the balance of the increase primarily due to increases in promotional expenses, allowances and bonuses, directly related to the increase in sales and profitability over the 1995 period. Selling, general and administrative costs as a percentage of net sales increased from 12.1 % for the six months ended June 30,

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995 (Continued)

SELLING' GENERAL AND ADMINISTRATIVE EXPENSES (continued)

1995 to 14.1 % for the 1996 period. The increase is due to higher selling, general and administrative expenses as a percentage of net sales for the 1995 acquisitions, as well as, the increase in legal fees.

OPERATING INCOME

     Operating Income increased by $4.1 million (20.9%) from $19.4 million for the six months ended June 30, 1995 to $23.5 million for the 1996 period. The improvement is the result of the operating income generated by the 1995 acquisitions, as well as selling price increases, new product introductions and continuing cost reduction programs.

OTHER INCOME (EXPENSE)

     Interest expense increased by $1.5 million for the six month period ended June 30,1996 when compared to the same period last year. The increase is attributable to higher outstanding indebtedness, partially offset by a slight decline in the Company's weighted average interest rate on outstanding borrowings during the six months ended June 30, 1996 as compared to the 1995 period.

NET INCOME

     Net Income increased by $1.6 million (15.2%) from $10.4 million for the six months ended June 30, 1995 to $12.0 million for the 1996 period. The increase is attributable to the factors discussed above.

SIGNIFICANT BUSINESS TRENDS

     Management believes that the level of housing starts and expenditures for home improvements have a significant influence on the Company's ability to generate sales, particularly in relation to demand for its siding products. The level of housing starts in the United States increased from 1.0 million in 1991 to 1.4 million in 1994 and maintained that level as of June 1996. The level of housing starts in Canada decreased from 0.156 million in 1991 to 0.112 million at June 30, 1996. Although management is unable to predict future levels of housing starts, management believes that introduction of new products and acquisitions of product lines will allow the Company to maintain levels of production and sales should housing starts decline.

     The cost of thermoplastic resins (polystyrene, polypropylene, polyethylene and polyvinyl chloride) used in the Company's Plastics operations increased substantially during 1995 before declining somewhat during the fourth quarter of 1995 and the first quarter of 1996. Management believes that selling price increases, continued cost reductions programs and increased production efficiencies will counteract to some extent the impact of raw material price increases.

     Two of the Company's largest hardboard-based siding product competitors recently discontinued the production of certain "oriented strand board" ("OSB") siding products. The discontinuation of these siding products has created an increase in demand for the Company's hardboard-based siding products manufactured at the Roaring River, NC facility.

     Management also believes that continued penetration into the mass merchandiser market will have a significant influence on the Company's level of business activity. Management believes that this market will continue to grow in importance to the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had working capital of $67.9 million with a current ratio of 3.2 to 1.0 as compared with working capital of $55.8 million and a current ratio of 3.4 to 1.0 at December 31, 1995. The increase in working capital and the change in the current ratio were primarily due to the increase in accounts receivable, partially offset by an increase in accounts payable at June 30, 1996. The increases in accounts receivable and accounts payable were a result of the increase in business activity in the second quarter of 1996 versus the last quarter of 1995.

     Long-term debt increased from $84.5 million at December 31, 1995 to $91.4 million as of June 30, 1996. The increase of $6.9 million was primarily due to the increases in working capital and fixed assets, offset, in part, by cash generated by operations. The Company has a line of credit totaling $175 million

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (Continued)

consisting of a $30 million primary revolving credit facility, a secondary revolving credit facility of $95 million and a term loan facility. On April 3, 1995 the Company borrowed $50 million under the term loan facility. The term loan requires quarterly payments of interest only for the first two years and interest and principal (16 quarterly installments of $3.125 million) over the next four years. As of June 30, 1996, the interest rate on the $50.0 million term loan was 7.99% and the weighted average interest rate on the outstanding revolving loans of $41.4 million was 6.3%.

     In November 1995, the Board of Directors approved plans for the construction of a facility which will manufacture a fiber-reinforced cement plank or panel. This product, which will have a Class 1 fire rating and will be both moisture and insect resistant, will initially be produced as exterior siding in a wide variety of simulated woodgrain surfaces, including fir and cedar. On December 12, 1995 the Company executed an agreement with J.M. Voith AG to provide the primary production equipment for the facility. It is anticipated that the plant will be completed in the second half of 1997. The estimated cost of construction is $55 million.

     Capital expenditures during the six months ended June 30, 1996 amounted to approximately $13.1 million, and were incurred primarily for improvements of the Company's manufacturing facilities, including $4.4 million related to the construction of the fiber cement facility.

     Management believes that the Company's cash on hand, anticipated funds from operations and available borrowings under the revolving credit facility will be sufficient to cover both its short-term and long-term working capital, capital expenditure and debt service requirements.

ENVIRONMENTAL COMPLIANCE

     The Company's operations are subject to federal and state government regulations pertaining to air emissions, waste water discharge and solid waste disposal. While environmental compliance costs in the future will depend on regulatory developments that cannot be predicted, the Company believes that compliance will be achieved with a combination of capital expenditures and modifications to its production processes. As discussed more fully in Note 6 of the Notes to the Financial Statements, the Company entered into a consent decree with respect to odor emissions at its Alpena, Michigan facility requiring estimated expenditures of $6 million to $12 million over the next three to four years. The Company has instituted litigation to recover such costs from the former owner of the facility. The Company does not anticipate that costs relating to environmental activities will have a material adverse impact on its financial condition or operating results.

CERTAIN LITIGATION

     In recent years, a number of lawsuits have been brought against manufacturers of OSB and hardboard-based siding products alleging various design and production defects and breach of express or implied warranties. Such litigation has resulted in substantial settlements by certain competitors of the Company. The Company has recently been named as a defendant in similar litigation (see Note 6 of the Notes to the Financial Statements). The Company believes that its hardboard-based siding products are free of defects and, when properly installed and maintained, are suitable for their intended purposes and meet all applicable quality standards. Nevertheless, no assurance can be given that the Company will not be required to expend significant resources to defend against claims of this nature.

SEASONALITY

     The Company's quarterly results of operations are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters and, to a lesser extent, the first quarter, thereby increasing sales and gross profits in such periods as compared to the fourth quarter.

INFLATION

     The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

Part II:  Other Information


      Item 1.     Legal proceedings

                  None


      Item 2.     Changes in Securities

                  None


      Item 3.     Defaults upon Senior Securities

                  None


      Item 4.     Submission of Matters to a Vote of Security Holders

                  None


      Item 5.     Other Information

                  None


      Item 6.     Exhibits and Reports

                  None

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            Date:  August 13, 1996





                              ABT BUILDING PRODUCTS CORPORATION





                              /s/       Michael A. Lupo
                              ----------------------------------
                                        Michael A. Lupo
                               (Executive Vice President & CFO)