Form 10-Q/A
period 1996-06-30
ABT BUILDING PRODUCTS CORP
filed 1996-11-12
CIK 902476

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                              ------------------

                                 FORM 10-Q/A-1
                               (Amendment No. 1)

            Joint Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                              ------------------

                   For Quarterly Period Ended June 30, 1996
                        Commission File Number 0-21856

                       ABT Building Products Corporation
            (Exact name of registrant as specified in its charter)


        Delaware                                                    13-3684348
-------------------------                                  -------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

                  One Neenah Center, Neenah, Wisconsin  54956
                  -------------------------------------------
              (Address of principal executive offices) (Zip Code)

  Registrant's telephone number, including area code:  (414) 751-8611
                                                       --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  Yes X .  No    .
                                                        ----    ----

     As of the close of business on August 13, 1996, the registrant had outstanding 10,414,160 shares of Common Stock.

                                  SIGNATURES
                                  ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              Date:  August 13, 1996



                                    ABT Building Products Corporation




                                    /s/ Michael A. Lupo
                                    ------------------------------------------
                                           Michael A. Lupo
                                    (Executive Vice President & CFO)