Form 10-Q
period 1996-09-30
ABT BUILDING PRODUCTS CORP
filed 1996-11-13
CIK 902476

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                              __________________

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                              __________________

                 For Quarterly Period Ended September 30, 1996
                        Commission File Number 0-21856

                       ABT Building Products Corporation
            (Exact name of registrant as specified in its charter)


            Delaware                               13-3684348
  ------------------------------        ---------------------------------
 (State or other jurisdiction of        (IRS Employer Identification No.)
  incorporation or organization)

                  One Neenah Center, Neenah, Wisconsin  54956
                  -------------------------------------------
              (Address of principal executive offices) (Zip Code)

 Registrant's telephone number, including area code:  (414) 751-8611
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
                                                      -----      -----

    As of the close of business on November 11, 1996, the registrant had outstanding 10,485,660 shares of Common Stock.

              ABT Building Products Corporation and Subsidiaries


                                     INDEX


Part I:  Financial Statements                               Page Number
-----------------------------                               -----------

        Unaudited Balance Sheets September 30, 1996
        and December 31, 1995                                      3


        Unaudited Statements of Income for the three
        months and nine months ended September 30,
        1996 and September 30, 1995                                4


        Unaudited Statements of Cash Flows for the
        nine months ended September 30, 1996 and
        September 30, 1995                                         5


        Condensed Notes to Unaudited Financial
        Statements                                            6 - 12


        Management's Discussion and Analysis of
        Financial Condition and Results of Operations        13 - 16



Part II:  Other Information                                       17
---------------------------

        Signature Page                                            18

              ABT Building Products Corporation and Subsidiaries
                                Balance Sheets
                                (in thousands)

                                          December 31, 1995   September 30, 1996
                                          -----------------   ------------------
                                                                   (unaudited)
              Assets
CURRENT ASSETS
   Cash and cash equivalents              $         2,317     $        8,604
   Accounts receivable, less allowances
    of $2,452 and $4,683, respectively             25,961             45,347
   Inventories                                     48,717             44,928
   Prepaid expenses                                 1,838              4,172
   Deferred tax assets                                645              2,465
                                            -------------     ---------------
   Total Current Assets                            79,478            105,516
                                            =============     ===============


PROPERTY, PLANT AND EQUIPMENT
   Land                                             2,960              2,974
   Buildings and improvements                      27,029             27,369
   Machinery and equipment                         95,111             97,913
   Furniture and fixtures                           3,808              3,799
   Construction in progress                         5,802             30,388
                                            -------------     ---------------
                                                  134,710            162,443
   Less-Accumulated depreciation                  (16,155)           (24,234)
                                            -------------     ---------------
     Net property, plant and equipment            188,554            138,209


OTHER ASSETS, Net                                   2,724              3,628

GOODWILL, Net                                      10,011              9,696

                                            -------------     ---------------
   Total Assets                           $       210,767     $      257,049
                                            =============     ===============


     Liabilities & Stockholders' Equity

CURRENT LIABILITIES
   Current Maturities of Long-Term Debt   $           123     $        6,273
   Accounts Payable                                14,941             17,236
   Accrued Expenses                                 8,652             14,946
                                            -------------     ---------------
   Total Current Liabilities                       23,716             38,455


LONG-TERM DEBT                                     84,506             92,504
OTHER LONG TERM LIABILITIES                         6,189              7,241
DEFERRED INCOME TAXES                               8,236             13,937


STOCKHOLDERS' EQUITY
   Common stock                                       122                122
   Additional paid-in capital                      51,830             61,760
   Cumulative transition adjustment                   (71)              (435)
   Retained earnings                               53,485             72,412
   Less: Treasury Shares                          (27,246)           (28,947)
                                            -------------     ---------------

    Total Stockholders' Equity                     82,120            104,912
                                            -------------     ---------------

    Total Liabilities and Stockholders'
     Equity                               $       210,767     $      257,049
                                            =============     ===============

                See accompanying notes to financial statements

              ABT Building Products Corporation and Subsidiaries
                        Statements of Income (unaudited)
                     (in thousands, except per share data)


                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                  SEPTEMBER 30,               SEPTEMBER 30,
                                  1995      1996             1995       1996
                                --------  --------         ---------  ---------

NET SALES                       $ 66,694  $ 88,435         $ 183,298  $ 245,346

COST OF SALES                     49,149    61,979           132,292    173,359
                                --------  --------         ---------  ---------

        Gross Profit              17,645    26,456            51,006     71,987


SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES       8,963    13,247             23,021    36,321
                                --------  --------          --------- ---------

        Operating Income           8,582    13,209             27,985    36,666

OTHER INCOME (EXPENSE)            (1,887)   (1,894)            (4,111)   (5,618)
                                --------  --------          --------- ---------
        Income before income
         taxes                     6,695    11,315             23,874    31,048


PROVISION FOR INCOME TAXES         2,621     4,421              9,358    12,121
                                --------  --------          --------- ---------

        Net Income              $  4,074  $  6,894          $  14,516 $  18,927
                                ========  ========          ========= =========

INCOME PER COMMON SHARE         $   0.35  $   0.60          $    1.24 $    1.65
                                ========  ========          ========= =========

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING               11,670    11,571             11,700    11,486
                                ========  ========          ========= =========

              See accompanying notes to the financial statements

              ABT Building Products Corporation and Subsidiaries
                     Statements of Cash Flows (unaudited)
                                (in thousands)

                                                      Nine Months Ended
                                                        September 30,
                                              ---------------------------------

                                                    1995             1996
                                              ---------------   ---------------


CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                            $14,516           $18,927
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities-
   Depreciation and amortization                        6,203             9,547
   Deferred income taxes                                1,325             3,881
   Cumulative translation adjustment                      445              (364)

   Changes in certain assets and liabilities-
     Accounts receivable                               (4,272)          (19,386)
     Inventories                                          665             3,789
     Other assets                                         517            (3,702)
     Accounts payable and accrued expenses             (7,431)            9,641
                                                   ----------        ----------
      Net cash provided by operating activities        11,968            22,333
                                                   ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets                             (47,083)              -
Capital expenditures                                  (10,801)          (28,423)
                                                   ----------        ----------
      Net cash used in investing activities           (57,884)          (28,423)
                                                   ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds of long-term debt                         54,888            14,148
Exercise of stock options                                 237               (70)
Payments for the purchase of treasury shares           (7,671)           (1,701)
                                                   ----------        ----------
      Net cash provided by financing activities        47,454            12,377
                                                   ----------        ----------

      Net increase in cash                              1,538             6,287

Cash and Cash equivalents, beginning of period            224             2,317
                                                   ----------        ----------
Cash and Cash equivalents, end of period               $1,762            $8,604
                                                   ==========        ==========

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

(2)  Basis of Presentation

       The consolidated balance sheets at September 30, 1996, and December 31, 1995, and the consolidated statements of operations and cash flows for the nine months ended September 30, 1996 and 1995, include the accounts of ABT Building Products Corporation, a Delaware corporation ("ABT"), and its wholly owned subsidiaries ABTco, Inc. ("ABTco"), KenTech Plastics, Inc. ("KenTech") and ABT Canada, Limited ("ABT Canada") (collectively referred to as the "Company").

(3)  Inventories

       Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory costs include material, labor, and manufacturing overhead.

                                              December 31,  September 30,
                                                     1995           1996
                                              ------------  -------------

     Finished products and work in process         $31,957        $26,165
     Raw Materials                                   9,205         11,217
     Operating parts and supplies                    7,555          7,546
                                                   -------        -------
                                                   $48,717        $44,928
                                                   =======        =======


              ABT Building Products Corporation And Subsidiaries
                    Condensed Notes to Financial Statements

(4)   Long-Term Debt

       Long-term debt as of December 31, 1995, and September 30, 1996, consisted of the following (in thousands):

                                       December 31,   September 30,
                                           1995            1996
                                       -------------  --------------
     Total debt --
          Revolving line of credit          $34,500        $ 48,750
          Term Loan                          50,000          50,000
          Capital lease obligations             129              27
                                            -------        --------
                                             84,629          98,777
     Less -- Current maturities                (123)        ( 6,273)
                                            -------        --------
          Total long-term debt              $84,506        $ 92,504
                                            =======        ========

(5)  Stockholders' Equity

       Stockholders' Equity as of December 31, 1995, and September 30, 1996, consisted of the following (in thousands):



                                                      Additional                Cumulative
                                  Common                Paid-In                 Translation          Retained          Treasury
                                   Stock                Capital                  Adjustment           Earnings          Shares
                                   -----                -------                 -----------           --------          ------

December 31, 1995                    $122                  $61,830                      $ (71)            $53,485         $(27,246)

Cumulative Translation                 --                       --                       (364)                 --               --
 Adjustment

Exercise of Stock Options              --                      (70)                        --                  --               --

Purchase of Treasury Shares            --                       --                         --                  --           (1,701)

Net Income through
 September 30, 1996                                                                                        18,927
                                     ____                   ______                      _____             -------         ________

                                     $122                  $61,760                      $(435)            $72,412         $(28,947)
                                     ====                  =======                      =====             =======         ========



     Commencing in the third quarter of 1994, the Board of Directors authorized the repurchase of up to 2,200,000 shares of the Company's Common Stock in open market transactions. At September 30, 1996, the Company had repurchased 1,797,000 shares for a total cost of $28,947,245. The cost to repurchase the treasury shares has been recorded as a reduction of stockholders' equity.

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

Litigation

     On August 30, 1995, the Company completed negotiations with Michigan environmental authorities regarding a consent judgment providing for an odor emissions abatement program at its Alpena, Michigan facility. The program provides for phased installation of controls to effect a staged reduction of the facility's emissions of odors into the air. It is estimated that capital expenditures of approximately $6 million to $12 million will be required over the next three to four years in order to attain compliance with the program. It is the Company's position that costs incurred in complying with the consent judgment will be borne in whole or in part by Abitibi-Price Corporation ("APC") as the prior owner of the Alpena facility. Accordingly, on November 27, 1995, the Company commenced an action against APC and its corporate parent in the Circuit Court for the County of Oakland, Michigan, ABT Building Products
                                                   ---------------------
Corporation and ABTco, Inc. v. Abitibi-Price Corporation and Abitibi-Price, Inc.
-------------------------------------------------------------------------------
(Case No. 95-508819-CK), seeking to recover damages incurred in connection with the remediation, correction and control of odor emissions at the Alpena facility. The complaint initially asserted claims for breach of contract, fraudulent non-disclosure and fraudulent misrepresentation. The Company has determined not to pursue the claims for fraudulent non-disclosure and fraudulent misrepresentation, and a stipulated order to that effect was filed on May 9, 1996. The Company is proceeding with its claims for breach of contract.

     The Company and ABTco have been named as defendants in a class action and a separate putative class action arising from hardboard siding manufactured, distributed, or sold by them or by APC. Those actions are Foster et al. v.
                                                           ----------------
ABTco, Inc., ABT Building  Products Corporation, Abitibi-Price Inc. and Abitibi-
-------------------------------------------------------------------------------
Price Corporation, Docket No. 96-0069-AH-M, which is currently pending in the
------------------
United States District Court for the Southern District of Alabama (the "Alabama Action"); and Fyola et al. v. ABT Building Products Corporation, ABTco, Inc. and
              ------------------------------------------------------------------
Abitibi-Price Corporation, Docket No. 95-12854, which is currently pending in
-------------------------
United States District Court for the Western District of Pennsylvania (the "Pennsylvania Action").

              ABT Building Products Corporation And Subsidiaries
                    Condensed Notes to Financial Statements

(6)  Commitments and Contingencies (continued)

    On December 21, 1995, plaintiffs Thomas and Linda Foster brought the Alabama Action on behalf of themselves and a class generally composed of all individuals and entities (i) that own or owned property in the United States on which hardboard siding manufactured, distributed, or sold by the Company, ABTco or APC has been installed and (ii) that have already suffered (or will suffer within the warranty period) alleged damage because, according to plaintiffs, such siding prematurely rots, buckles, swells, cracks, or otherwise deteriorates. Plaintiffs and the class are seeking damages in unspecified amounts and an award of attorneys' fees. The complaint alleges that the "aggregate amount in controversy nationwide is in the millions of dollars." Plaintiffs also requested injunctive relief, including relief that would require defendants, among other things, to cease and desist from manufacturing, distributing, advertising and marketing allegedly defective siding without disclosing its supposedly defective nature.

    On or about July 10, 1996, plaintiffs filed an amended complaint that is substantially similar to plaintiffs' initial complaint, except the amended complaint expressly states that plaintiffs do not seek any award of punitive or treble damages, statutory attorneys' fees, or injunctive or equitable relief. By order entered September 10, 1996, the United States District Court for the Southern District of Alabama denied plaintiffs' motion to remand the Alabama Action to the Circuit Court of Choctaw County, Alabama.

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

    On August 8, 1995, plaintiffs Glenn Fyola, Patricia Fyola, Joyce D'Antonio, and Kenneth Hyre filed the Pennsylvania Action on behalf of themselves and a putative class composed of residential homeowners who reside in Pennsylvania and whose homes have or had for their exterior siding a hardboard product which was allegedly manufactured, distributed, or sold by the Company, ABTco or APC. Plaintiffs allege that hardboard exterior siding on their homes has prematurely rotted, warped, buckled and deteriorated. Plaintiffs are seeking compensatory and punitive damages in unspecified amounts, including economic damages, treble damages under the

              ABT Building Products Corporation And Subsidiaries
                    Condensed Notes to Financial Statements

(6)  Commitments and Contingencies (continued)

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

    Plaintiffs have moved to remand the Pennsylvania Action to the Court of Common Pleas of Allegheny County, Pennsylvania. The court has not yet decided that motion.

    The Company intends to defend the Alabama Action and the Pennsylvania Action vigorously.

    The Company and certain officers were defendants in litigation in the Circuit Court for the County of Oakland, Michigan, filed on December 12, 1995 (Pinckney Molded Plastics Inc. v ABT Building Products Corporation, et al.). On May 1, 1996, the Company, and each of the other defendants, entered into a settlement agreement with the plaintiff, Pinckney Molded Plastics, Inc. In connection with the settlement agreement, the parties executed a Stipulation and Order of Dismissal With Prejudice to the Circuit Court for the County of Oakland, Michigan, which the court signed on July 8 and filed on July 10, 1996. The settlement did not have a material impact on the financial condition of the Company.

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

              ABT Building Products Corporation And Subsidiaries
                    Condensed Notes to Financial Statements

(7)  Supplemental Cash Flow Disclosure

    In addition to the information provided in the statements of cash flows, the following is a supplemental disclosure of cash flow information (in thousands):

                                                                   For Nine
                                                 Year Ended    Months Ended
                                                December 31,  September 30,
                                                       1995            1996
Cash paid during period for --
    Interest.......................................$  4,834         $ 5,144
    Income taxes.....................................10,833           6,701

(8)  Acquisitions

    On April 3, 1995, the Company acquired KenTech, located in Hopkinsville, Kentucky. The purchase price of KenTech was $14.1 million, which was funded from drawings on the Company's revolving line of credit. The transaction was accounted for under the purchase method of accounting, and, accordingly, the Company's consolidated financial statements as of December 31, 1995 reflect the results of operations of KenTech from the date of acquisition. The allocation of the purchase price was based on estimates of the fair value of the net assets acquired. This allocation is as follows:

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
                                                          =======

    On May 31, 1995, the Company acquired through its wholly-owned subsidiary, ABT Canada, the Vinyl Division of EMCO Limited, located in Acton, Ontario. The purchase price of the Vinyl Division was $33.0 million, which was funded from drawings on the Company's revolving line of credit. The transaction was accounted for under the

              ABT Building Products Corporation And Subsidiaries
                    Condensed Notes to Financial Statements

(8)  Acquisitions (continued)


purchase method of accounting, and, accordingly, the Company's consolidated financial statements as of December 31, 1995 reflect the results of operations of the Vinyl Division from the date of acquisition. The allocation of the purchase price was based on estimates of the fair value of the net assets acquired. This allocation is as follows:

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
                                                           =======


    Presented below is the unaudited summarized pro forma statement of operations for the nine months ended September 30, 1995. The statement gives effect to the purchase of KenTech and the Vinyl Division as if such transactions had taken place on January 1, 1995. These results include certain adjustments, primarily for depreciation, interest and other expenses related to the acquisitions, and are not necessarily indicative of what the results would have been had the transactions actually occurred on such dates (in thousands, except per share data).


                                       Nine Months Ended
                                       September 30, 1995
                                       ------------------
  Net sales                                      $206,843
  Net income                                       13,873
  Earnings per common share                      $   1.19
  Average common shares outstanding                11,700


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         ------------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                            ----------------------

Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

NET SALES
----------
    Net sales increased by $21.7 million (32.6%) from $66.7 million for the quarter ended September 30, 1995 to $88.4 million in the 1996 quarter. This increase is attributable to increased sales in all of the Company's product lines.
    The increase in Plastics sales of $12.4 million was primarily due to increased sales from two acquisitions during 1995. KenTech Plastics, a manufacturer of plastic shutters, exterior accessories and industrial products, was acquired in April, 1995. In June, 1995, the Company acquired the Vinyl Siding Division of EMCO, Ltd., a manufacturer of vinyl siding and accessories. Combined, the two acquisitions increased net sales by approximately $13.7 million in the 1996 quarter.
    The increase in Hardboard-based Siding sales of $6.6 million was primarily the result of price increases implemented during the first quarter of 1996. The average selling price increased 15% over the same period last year. Shipments of Hardboard-based Siding increased 6% for the three months ended September 30, 1996 when compared to the same period last year.
    The increase in Interior Hardboard sales of $2.7 million was primarily the result of new product introductions and price increases implemented during this year. Unit volume shipments were 12% ahead of the same period last year and the average selling price increased 3% when compared with the same period last year.

GROSS PROFIT
------------
    Gross profit increased by $8.9 million (50.8%) from $17.6 million for the three months ended September 30, 1995 to $26.5 million in the 1996 quarter. The 1995 acquisitions and price increases implemented on Hardboard-based Siding were the principal contributors to the increase in gross profit. Interior Hardboard products and lower thermoplastic resin costs also contributed to the gross profit increases. Gross profit as a percentage of net sales increased from 26.3% for the three months ended September 30, 1995 to 29.9% for the 1996 quarter primarily due to price increases implemented during 1996 and the impact of lower resin costs and volume increases.

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES
---------------------------------------------
    Selling, general and administrative expenses increased by $4.3 million (47.8%) from $9.0 million for the three months ended September 30, 1995 to $13.3 million in the 1996 quarter. Selling, general and administrative expenses increased $2.6 million as a result of the 1995 acquisitions, $0.4 million of the increase represents legal fees incurred as a result of certain litigation ( see Certain Litigation below ), with the balance of the increase primarily due to increases in promotional expenses, allowances and bonuses, directly related to the increase in sales and profitability over the 1995 period. Selling, general and administrative costs as a percentage of net sales increased from 13.4% for the three months ended September 30, 1995 to 15.0% for the 1996 quarter. The increase is due to higher selling, general and administrative expenses as a percentage of net sales for the 1995 acquisitions, as well as, the increase in legal fees and bonuses.

OPERATING INCOME
----------------
    Operating Income increased by $4.6 million (53.9%) from $8.6 million for the three months ended September 30, 1995 to $13.2 million for the 1996 quarter. The improvement is the result of the operating income generated by the 1995 acquisitions, as well as selling price increases, raw material price reductions and volume increases.

OTHER INCOME (EXPENSE)
----------------------
    Interest expense was slightly lower for the three month period ended September 30,1996 when compared to the same period last year. Slightly higher outstanding indebtedness was offset by a slight decline in the Company's weighted average interest rate on outstanding borrowings during the three months ended September 30, 1995 to as compared to the 1996 quarter.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------


Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995 (Continued)

NET INCOME
----------
    Net Income increased by $2.8 million (69.2%) from $4.1 million for the three months ended September 30, 1995 to $6.9 million for the 1996 quarter. The increase is attributable to the factors discussed above.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

NET SALES
---------
    Net sales increased by $62.0 million (33.9%) from $183.3 million for the nine months ended September 30, 1995 to $245.3 million for the same period in 1996. This increase is attributable to increased sales in all of the Company's product lines.
    The increase in Plastics sales of $40.1 million was primarily due to the impact of two acquisitions during 1995 (previously discussed). Combined, the two acquisitions increased net sales by approximately $40.1 million in the 1996 period. Plastic sales were also favorably impacted by new plastic moulding product introductions. Unit volume shipments for mouldings increased 13% over the same period last year.
    The increase in Hardboard-based Siding sales of $16.8 million was the result of price increases implemented during the first quarter of 1996 as well as an increase in demand for the product line (see Significant Business Trends below). The average selling price increased 9% over the same period last year. Shipments of Hardboard-based Siding increased 8% for the nine months ended September 30, 1996 when compared to the same period last year.
    The increase in Interior Hardboard sales of $5.1 million was primarily the result of new product introductions and price increases implemented during this year. Unit volume shipments were 8% ahead of the same period last year and the average selling price increased 2% when compared with the same period last year.

GROSS PROFIT
------------
    Gross profit increased by $21.0 million (41.1%) from $51.0 million for the nine months ended September 30, 1995 to $72.0 million for the same period in 1996. The 1995 acquisitions and price increases implemented on Hardboard-based Siding were the principal contributors to the increase in gross profit. Interior Hardboard products, the demand for the company's Hardboard-based Siding product line, new plastic moulding product introductions and lower thermoplastic resin costs also contributed to gross profit. Gross profit as a percentage of net sales increased from 27.8% for the period ended September 30, 1995 to 29.3% for the 1996 period primarily due to price increases implemented during 1996, the increase in demand for the Hardboard-based Siding product line, raw material cost reductions and volume increases.

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES
---------------------------------------------
    Selling, general and administrative expenses increased by $12.3 million (53.4%) from $23.0 million for the nine months ended September 30, 1995 to $35.3 million for the 1996 period. Selling, general and administrative expenses increased $8.2 million as a result of the 1995 acquisitions, $0.9 million of the increase represents legal fees incurred as a result of certain litigation ( see Certain Litigation below ), with the balance of the increase primarily due to increases in promotional expenses, allowances and bonuses, directly related to the increase in sales and profitability over the 1995 period. Selling, general and administrative costs as a percentage of net sales increased from 12.6% for the nine months ended September 30, 1995 to 14.4% for the 1996 period. The increase is due to higher selling, general and administrative expenses as a percentage of net sales for the 1995 acquisitions, as well as, the increase in legal fees and bonuses.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995 (Continued)

OPERATING INCOME
----------------
    Operating Income increased by $8.7 million (31.0%) from $28.0 million for the nine months ended September 30, 1996 to $36.7 million for the 1996 period. The improvement is the result of the operating income generated by the 1995 acquisitions, as well as selling price increases, new product introductions, raw material cost reductions and volume increases.

OTHER INCOME (EXPENSE)
----------------------
    Interest expense increased by $1.5 million for the nine month period ended September 30,1996 when compared to the same period last year. The increase is attributable to higher outstanding indebtedness, partially offset by a slight decline in the Company's weighted average interest rate on outstanding borrowings during the nine months ended September 30, 1995 as compared to the 1996 period.

NET INCOME
----------
    Net Income increased by $4.4 million (30.4%) from $14.5 million for the nine months ended September 30, 1995 to $18.9 million for the 1996 period. The increase is attributable to the factors discussed above.

SIGNIFICANT BUSINESS TRENDS
---------------------------
    Management believes that the level of housing starts and expenditures for home improvements have a significant influence on the Company's ability to generate sales, particularly in relation to demand for its siding products. The level of housing starts in the United States increased from 1.01 million in 1991 to 1.46 million in 1994, and decreased slightly to 1.44 million as of September, 1996. The level of housing starts in Canada decreased from 0.156 million in 1991 to 0.132 million in September, 1996. Although management is unable to predict future levels of housing starts, management believes that introduction of new products and acquisitions of product lines will allow the Company to maintain levels of production and sales should housing starts decline.

    The cost of thermoplastic resins (polystyrene, polypropylene, polyethylene and polyvinyl chloride) used in the Company's Plastics operations increased substantially during 1995 before declining somewhat during the fourth quarter of 1995 and the first half of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
    At September 30, 1996, the Company had working capital of $67.1 million with a current ratio of 2.7 to 1.0 as compared with working capital of $55.8 million and a current ratio of 3.4 to 1.0 at December 31, 1995. The increase in working capital and the change in the current ratio were primarily due to the increase in accounts receivable, partially offset by an increase in accounts payable at September 30, 1996. The increases in accounts receivable and accounts payable were a result of the increase in business activity in the third quarter of 1996 versus the last quarter of 1995.

    Long-term debt increased from $84.5 million at December 31, 1995 to $92.5 million as of September 30, 1996. This increase of $8.0 million is net of $6.25 million of short-term maturities reclassified from long-term debt during 1996. The increase in debt was primarily due to the increases in working capital and fixed assets, offset, in part, by cash generated by operations.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

LIQUIDITY AND CAPITAL RESOURCES(Continued)
------------------------------------------
The Company has a line of credit totaling $175 million consisting of a $30 million primary revolving credit facility, a secondary revolving credit facility of $95 million and a term loan facility. On April 3, 1995 the Company borrowed $50 million under the term loan facility. The term loan requires quarterly payments of interest only for the first two years and interest and principal (16 quarterly installments of $3.125 million) over the next four years. As of September 30, 1996, the interest rate on the $50.0 million term loan was 7.99% and the weighted average interest rate on the outstanding revolving loans of $48.75 million was 6.3%.

    In November 1995, the Board of Directors approved plans for the construction of a facility which will manufacture a fiber-reinforced cement plank or panel. This product, will be fire rated and will be both moisture and insect resistant, will initially be produced as exterior siding in a wide variety of simulated woodgrain surfaces, including fir and cedar. The Company has executed various agreements to provide the primary production equipment and for the construction of the facility. It is anticipated that the plant will be completed in the second half of 1997. The estimated cost of construction is $55 million.

    Capital expenditures during the nine months ended September 30, 1996 amounted to approximately $28.4 million, and were incurred primarily for improvements of the Company's manufacturing facilities, including $15.6 million related to the construction of the fiber cement facility.

    Management believes that the Company's cash on hand, anticipated funds from operations and available borrowings under the revolving credit facility will be sufficient to cover both its short-term and long-term working capital, capital expenditure and debt service requirements.

ENVIRONMENTAL COMPLIANCE
------------------------
    The Company's operations are subject to federal and state government regulations pertaining to air emissions, waste water discharge and solid waste disposal. While environmental compliance costs in the future will depend on regulatory developments that cannot be predicted, the Company believes that compliance will be achieved with a combination of capital expenditures and modifications to its production processes. As discussed more fully in Note 6 of the Notes to the Financial Statements, the Company entered into a consent decree with respect to odor emissions at its Alpena, Michigan facility requiring estimated expenditures of $6 million to $12 million over the next three to four years. The Company has instituted litigation to recover such costs from the former owner of the facility. The Company does not anticipate that costs relating to environmental activities will have a material adverse impact on its financial condition or operating results.

CERTAIN LITIGATION
------------------
     In recent years, a number of lawsuits have been brought against manufacturers of OSB and hardboard-based siding products alleging various design and production defects and breach of express or implied warranties. Such litigation has resulted in substantial settlements by certain competitors of the Company. The Company has recently been named as a defendant in similar litigation (see Note 6 of the Notes to the Financial Statements). The Company believes that its hardboard-based siding products are free of defects and, when properly installed and maintained, are suitable for their intended purposes and meet all applicable quality standards. Nevertheless, no assurance can be given that the Company will not be required to expend significant resources to defend against claims of this nature.

SEASONALITY
-----------
    The Company's quarterly results of operations are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters and, to a lesser extent, the first quarter, thereby increasing sales and gross profits in such periods as compared to the fourth quarter.

INFLATION
---------
    The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

Part II:  Other Information
---------------------------


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

          Date:  November 11, 1996



                                         ABT Building Products Corporation


                                          /s/ Michael A. Lupo
                                          -------------------------------
                                                 Michael A. Lupo
                                          (Executive Vice President & CFO)