Form 10-K
period 1996-12-31
ABT BUILDING PRODUCTS CORP
filed 1997-03-25
CIK 902476

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

      For the fiscal year ended                Commission file number
          December 31, 1996                           0-21856

                               ----------------

                       ABT BUILDING PRODUCTS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                          13-3684348
(STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                  ONE NEENAH CENTER, NEENAH, WISCONSIN 54956
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      Registrant's telephone number, including area code: (414) 751-8611

                               ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS
                            ----------------------
                         Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X  No     .
                                                   ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

On March 21, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, using the closing price of the registrant's common stock on such date, was $226,312,440.

The number of outstanding shares of the registrant's common stock, $.01 par value, was 10,526,160 as of March 21, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

IDENTIFICATION OF DOCUMENTS                      PART INTO WHICH INCORPORATED
---------------------------                      ----------------------------

Proxy Statement for Annual Meeting of            Part III--Items 11, 12 and 13
Shareholders to be held on April 30, 1997

                       ABT BUILDING PRODUCTS CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

 ITEM NO.                           DESCRIPTION                            PAGE
 --------                           -----------                            ----

                                     PART I

 Item  1. Business......................................................     1
 Item  2. Properties....................................................     8
 Item  3. Legal Proceedings.............................................     9
 Item  4. Submission of Matters to a Vote of Security Holders...........    12

                                    PART II

 Item  5. Market for Registrant's Common Equity and Related Stockholder     12
           Matters......................................................
 Item  6. Selected Financial Information and Other Data.................    13
 Item  7. Management's Discussion and Analysis of Financial Condition       14
           and Results of Operations....................................
 Item  8. Financial Statements and Supplementary Data...................    19
 Item  9. Changes in and Disagreements with Accountants on Accounting       41
           and Financial Disclosure.....................................

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    41
 Item 11. Executive Compensation........................................    43
 Item 12. Security Ownership of Certain Beneficial Owners and               43
           Management...................................................
 Item 13. Certain Relationships and Related Transactions................    43

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-    45
           K............................................................

                                    PART I

ITEM 1. BUSINESS

GENERAL

  The Company is a leading manufacturer of hardboard and plastic resin specialty building products that generally serve as substitutes for natural wood and other materials. The Company's products are sold throughout the United States, Canada and internationally into the repair and remodeling, new residential construction and industrial markets. The Company services these markets through four distribution channels: distributors, home centers, manufactured housing builders and industrial fabricators. The Company's products are comprised of three principal product groups: (i) exterior siding and trimboard ("Exterior Hardboard Siding"); (ii) interior hardboard products, including tileboard (used primarily in high-moisture areas such as kitchens and bathrooms), prefinished paneling, door skins and hardboard substrate ("Interior Hardboard"); and (iii) plastic resin products, including decorative prefinished mouldings, exterior vinyl siding and trim accessories, decorative plastic shutters, vents, building product accessories and other plastic products ("Plastics").

  The hardboard that is used in the Company's Exterior Hardboard Siding and Interior Hardboard products consists of engineered wood produced from small pulpwood, sawmill residue and wood waste. Exterior Hardboard Siding is made from hardboard that is generally thicker and heavier than the hardboard used in Interior Hardboard products. In the hardboard production process, the raw material is processed into fibers and then rejoined under extreme heat and pressure. The hardboard produced through this process is free of knots and other imperfections of natural wood, has higher density and is less permeable to moisture than many natural woods. In manufacturing its Exterior Hardboard Siding and Interior Hardboard products, the Company applies various finishes to embossed, flat and textured surfaces to produce the desired appearance.

  The primary materials used in the manufacture of the Company's Plastics products are polystyrene, polyvinyl chloride ("PVC"), polypropylene and polyethylene. Plastic mouldings and vinyl siding are produced utilizing specialized extrusion processes in which polystyrene or PVC and other materials are heated, drawn out and forced through various dies to produce numerous shapes and textures. A variety of laminations and colorings are applied to these products to achieve the desired color and type of finish. The majority of the Company's shutters and related products are manufactured using an injection-molding process in which the thermoplastic resins and other materials are forced into a mold under heat and pressure to form the product. The desired color of the product is achieved by adding colorant directly into the resin or by subsequently painting/finishing the molded part. Products are also produced using a thermoforming process. The Company's Plastics products compete against similar natural wood products, but are considered to have the advantages of uniform appearance, consistent quality, and ease of installation.

  The Company believes that the principal competitive factors in the markets for its products are quality, performance, price (particularly as compared to natural wood and ceramic tile products), ease of installation, customer service and marketing. These factors are especially important to home center retailers who have become a significantly larger segment of the market and who are in a position to promote remodeling and home improvement products.

  The Company's products are generally sold under the "ABTco", "ABT Canada Limited", "Canexel" and "KenTech" trade names.

  The Company was formed in 1992 in order to acquire a substantial portion of its current domestic operations from Abitibi-Price Corporation ("APC"). The transaction was completed on October 20, 1992 (the "Acquisition"). In July 1993, the Company consummated an initial public offering of its Common Stock, the proceeds of which were utilized to retire a significant portion of its senior indebtedness incurred in connection with the Acquisition.

  In February 1994, the Company acquired the Canexel Division of Avenor, Inc. ("Canexel"), a manufacturer of Exterior Hardboard Siding and Interior Hardboard products located in Nova Scotia, Canada. In April 1995, the Company acquired substantially all of the assets of KenTech Plastics, Inc., a manufacturer of shutters and related products based in Hopkinsville, Kentucky. In June 1995, the Company acquired the vinyl siding operations of EMCO, Inc. located in Acton, Ontario, Canada. In November 1995, the Board of Directors approved plans for the construction of a facility which will manufacture a fiber-reinforced cement plank or panel, which will have a Class 1 fire rating and is both moisture and insect resistant. The product, initially to be used as exterior siding, will be produced in a wide variety of simulated woodgrain surfaces, including fir and cedar. On December 12, 1995, the Company executed an agreement with J.M. Voith AG to provide the primary production equipment for this facility. It is anticipated that the plant will be completed in the second half of 1997. The estimated cost of construction is $55 million. To date, the Company has spent $37 million on the project.

BUSINESS STRATEGY

  The Company has developed a business strategy designed to increase sales and improve operating margins by continuously expanding its product offerings and improving product distribution. The principal components of this strategy are to:

  Capitalize on Distribution and Marketing Strength. The Company continues to increase the volume of its products sold through home centers as well as through international distribution channels. Domestic home center sales increased 47% in 1996 over the prior year. Acquisitions have enabled the Company to strengthen distribution in Canada, Europe and the Pacific Rim nations. Sales by the Company's production facilities located outside the United States have increased from $30 million in 1994 to $87 million in 1996. Sales outside of North America have increased from $7.6 million in 1995 to $20.0 million in 1996.

  Develop New Products. The Company has introduced several new products in the past four years. New moulding products, such as UltraOak , Affinity and Prime Mould, currently account for approximately 30% of total moulding sales. The Company has also introduced an exterior hardboard trim product which has reached 9% of total exterior hardboard sales in under two years. The Company intends to introduce additional new products in its Interior Hardboard and Plastics product lines. With the continued introduction of new products, the Company expects to further increase capacity utilization at its operations, thereby reducing average overhead cost per unit.

  Acquire Complementary Product Lines. The Company intends to continue to pursue acquisitions of complementary specialty building product lines that will enable the Company to better utilize its overall production capabilities, extensive distribution network and management expertise. The development of new products and acquisition of complementary product lines will allow the Company to provide one of the most complete lines of exterior and interior products to its customers.

PRODUCTS AND MARKETS

  Exterior Hardboard Siding. Exterior Hardboard Siding accounted for 37% of the Company's net sales for the year ended December 31, 1996. The Company manufactures approximately 100 different Exterior Hardboard Siding products which fall into two broad categories, lap siding and panel siding. Lap siding is installed with the bottom edge overlapping the top edge of adjacent segments, while panel siding is installed flush to adjacent edges. These products are either primed or prefinished in a wide variety of surfaces, including stucco, fir, cedar and other simulated woodgrains.

  The new construction market has accounted for a significant percentage of Exterior Hardboard Siding sales with the home improvement, repair and remodeling market representing the balance. Exterior Hardboard Siding has less appeal to the home improvement, repair and remodeling market where it must compete with aluminum, vinyl and other products that can be placed on top of existing exterior cladding and thus are easier to install.

  During the past four years, primarily in response to continued demand for Exterior Hardboard Siding products, the Company has increased the annual production capacity at its Roaring River Siding facility from approximately 200 million surface feet to approximately 270 million surface feet as of December 31, 1996. The increase in capacity was attained through a combination of improvements in the manufacturing process and a capital investment of approximately $4.0 million during 1993 and 1994.

  This increased Exterior Hardboard Siding production capacity has enabled the Company to broaden its product distribution, and the Company has arranged with certain customers to distribute Exterior Hardboard Siding nationally. In addition, the introduction in 1994 of the Company's trimboard products, an alternative to solid wood trim used on the exterior of homes, is expected to enhance the Company's long-term utilization of production capacity. The Company's primary marketing emphasis remains on the southeastern and central states, the regions where demand for Exterior Hardboard Siding is the highest and where new residential construction has exceeded national averages in recent years. The largest end users of hardboard siding are builders and contractors. To service these markets, the Company primarily uses three channels of distribution: (i) distributors selling to retailers and contractors, (ii) direct sales to manufactured housing builders, and (iii) home centers specializing in direct sales to builders and contractors. These channels provide the Company with a broad customer base for its Exterior Hardboard Siding products, with no single customer accounting for more than 12% of 1996 Exterior Hardboard Siding sales. Ten customers represented 59% of the Company's 1996 Exterior Hardboard Siding sales, and the top twenty customers represented 82% of such sales.

  Interior Hardboard. Sales of Interior Hardboard accounted for 29% of the Company's net sales for the year ended December 31, 1996. The Company's Interior Hardboard product group has three general categories, prefinished products, door skins and industrial hardboard. Prefinished products consists of two basic types: (i) tileboard, including both embossed and flat melamine surfaces which substitute for ceramic tile in kitchens, bathrooms and other high-moisture areas; and (ii) paneling, including embossed woodgrain and stone designs, wet print designs and vinyl and paper overlays.

  Prefinished products are used primarily in the repair and remodeling and home improvement markets. To a lesser extent, prefinished products are also sold for various applications in new residential and commercial construction. The Company believes that the main advantages of its prefinished products as compared to ceramic tile and wallpaper are lower installed cost, superior design capabilities and ease of application. The primary point of sale to the end user of prefinished paneling products is the home center retailer or retail lumber dealer. The Company distributes its prefinished products through distributors and directly to home centers.

  Door skin products are manufactured from engineered hardwood fiber and are 50% denser than natural wood. The Company's product line consists of two brands: Beauport door panels, which are embossed with the texture of oak and prefinished in numerous natural wood colors, and Newport door panels, which are embossed to replicate the look and design of a traditional 6-panel colonial door. The Company sells its door panel products to interior door manufacturers in North America and internationally.

  The Company's state-of-the-art printing and coating operation located in Toledo, Ohio, is currently operating at less than full capacity. With the continued expansion into home centers and ongoing new product development and introduction, the Company expects to increase capacity utilization at this facility, thereby reducing average overhead cost per unit.

  The Company's industrial hardboard is a high quality substrate that has a smooth surface on both sides. The Company sells industrial hardboard in an unfinished state to various fabricators who use hardboard for a variety of applications, such as the production of furniture components, displays and store fixtures. The Company also sells unfinished hardboard to other companies who apply finishing techniques to produce interior building products similar to those of the Company.

  No single customer accounted for more than 12% of 1996 Interior Hardboard sales, while ten customers represented 50% of the Company's 1996 Interior Hardboard sales and the top twenty accounts represented 63% of such sales.

  Plastics. Sales of Plastics products represented 34% of the Company's net sales for the year ended December 31, 1996, of which plastic mouldings accounted for 9%. The Company's plastic moulding products consist primarily of prefinished polystyrene mouldings and trim which are produced in a wide variety of profiles and lengths and are finished in a variety of colors, woodgrain prints and paper overlays. The Company also produces a line of rigid PVC mouldings for use with decorative plastic and designer paneling.

  The major market for the Company's prefinished mouldings is the home improvement, repair and remodeling market, where mouldings are used to complement prefinished interior panels, wallpaper and painted walls. Certain of the Company's new plastic moulding products are designed to appeal more directly to the new residential construction market. The Company's prefinished mouldings and trim are designed in various patterns and finishes which match or complement the Company's prefinished Interior Hardboard products, as well as a wide variety of other patterns and finishes. Plastic moulding products compete against both finished and unfinished wood mouldings, and are considered to have the advantages of uniform appearance, consistent quality and ease of installation. As the price of traditional pine mouldings increases, it is anticipated that prefinished plastic mouldings will become more attractive substitutes for such products.

  The Company markets its plastic moulding products through distributors for resale to retail lumber dealers and other outlets, with the balance of sales made directly to home centers. No single customer accounted for more than 19% of 1996 plastic moulding sales, while ten customers represented 67% of the Company's 1996 plastic moulding sales and the top twenty customers represented 86% of such sales.

  The Company's plastic mouldings production facility is currently operating at less than full capacity. With the continued expansion into home centers and ongoing product development, the Company expects to further increase capacity utilization at this facility, thereby reducing average overhead cost per unit.

  Vinyl siding sales represented 16% of the Company's net sales for the year ended December 31, 1996. The Company manufactures its woodgrain vinyl (PVC) siding in four different thicknesses ranging from 37 to 44 millimeters. These products are offered in up to 13 different colors and 9 different profiles. In addition to vinyl siding, the Company produces a complete line of soffit, fascia and vinyl siding accessories necessary for the installation of the vinyl siding.

  Historically, the majority of vinyl siding sales were into Canadian markets for use primarily in new residential construction. In Canada, the Company's primary marketing emphasis will be on maintaining its market share in the new residential construction market with opportunities to expand the use of vinyl siding products in the home improvement, repair and remodeling market. To service these markets, the Company primarily uses two channels of distribution: (i) distributors selling to retailers and contractors and (ii) home centers specializing in direct sales to builders and contractors.

  Vinyl siding sales into the United States are primarily for use in the home improvement, repair and remodeling market. Because the total United States vinyl siding market is approximately ten times larger than the Canadian market, the Company intends to focus its marketing efforts on the United States market. The Company intends to develop this market utilizing its existing distribution channels which include (i) distributors selling to retailers and contractors, (ii) home centers specializing in direct sales to builders and contractors, and (iii) direct sales to manufactured housing builders.

  No single customer accounted for more than 26% of 1996 vinyl siding sales, while the top 10 customers represented 62% of the Company's 1996 sales and the top 20 accounts represented 78% of such sales.

  Prior to 1995, the Company was a reseller of injection molded shutters manufactured by outside sources. In April 1995, the Company purchased a manufacturer of injection molded and thermoformed plastic shutters and other plastic molded products. Shutter product sales represented 9% of the Company's net sales for the year ended December 31, 1996. Shutter products are manufactured from various thermoplastic resins, primarily utilizing an injection molding process and to a lesser extent a thermoforming process. The Company's product line consists of raised panel and louvered shutters, which have a woodgrain texture and are available in a wide variety of colors and sizes. The product line also includes gable and dryer vents, flush mounted blocks for use with electrical outlets and lighting and other building products. These products complement the Company's other exterior siding product lines and are sold through the same distribution channels.

MANUFACTURING PROCESSES AND OPERATIONS

  Exterior Hardboard Siding. The Company utilizes the smooth one side ("S1S") wet manufacturing process in the production of Exterior Hardboard Siding at its Roaring River, North Carolina, East River, Nova Scotia, facilities. The S1S process begins with wood waste or small logs that are converted to chips and then reduced to wood fiber through a mechanical pulping process. After these wood fibers are formed into mats on a continuous forming machine, the wet fiber mats are loaded into a press and are simultaneously dried and pressed into densified hardboard panels through a combination of high pressure and temperatures from 400 to 415 Fahrenheit. The S1S process utilizes embossed press plates to impart simulated woodgrains and other decorative patterns to the panels. At the Roaring River location, the Company's unique "Fusion Finish" process incorporates a thin paper overlay on the surface of the fiber mats, and the pressed panels are baked in an oven to increase strength properties and then rehumidified to a stable moisture condition. The unfinished hardboard is cut to final dimensions for lap or panel siding products and the surfaces are either factory primed or prefinished. After the finishing process, the products are inspected and packaged for shipment to customers.

  Interior Hardboard. The Company utilizes the smooth two sides ("S2S") manufacturing process in the production of Interior Hardboard products at its Alpena, Michigan facility and the S1S process to produce Interior Hardboard at its Nova Scotia facility. The S2S process is similar to the S1S process through the mat forming stage. While the S1S process directly links the forming step and the pressing operation, the S2S process has an intermediate step in which the fiber mats are dried prior to pressing. The intermediate step is required due to the additional production complexities of manufacturing a panel which is smooth on two sides. The pressing operations are similar to S1S, as both processes use embossed press plates to impart simulated woodgrains (including the traditional colonial 6-panel and flat-door panel designs) and other decorative patterns to the hardboard panel. Finishing the hardboard panels into decorative tileboard, woodgrain paneling and door skin products is accomplished in a coating operation where multiple coats of paint or decorative printing inks are applied to the panel and cured in infrared ovens. Following the coating operation, the products are inspected and packaged for shipment to customers.

  Plastics. The Company employs a specialized continuous extrusion process to produce a substantial portion of its plastic moulding products. This process involves the blending and melting of polystyrene resin with various other ingredients under high temperatures. Next, a physical blowing or foaming agent is introduced into the mixture as it is put through a tandem extruder and drawn out and forced through various dies which produce the moulding shapes and profiles. These profiles are then finished using a variety of woodgrain laminates, paints or prints to achieve the desired colors and wood-like appearance. Following the finishing operation, the products are inspected and packaged for shipment to customers.

  The Company utilizes a modified extrusion process, known as co-extrusion, to produce its vinyl siding products at its Acton, Ontario, facility. In the co-extrusion process, two different thermoplastic resin compound formulations or mixtures are extruded through separate extrusion machines and then joined as a viscous melt in a co-extrusion die. The die forms the melt into a continuous profile and is then embossed, cooled and sized using water and vacuum tools. Further processing equipment notches, perforates and shears the finished product. The primary ingredient used in the production of vinyl siding is polyvinyl chloride resin or PVC. The finished products are inspected and packaged for shipment to customers.

  The Company manufactures a majority of its shutter products using an injection molding process at its Hopkinsville, Kentucky, facility. This process transforms thermoplastic resin pellets (primarily polystyrene, polypropylene or polyethylene) through the application of heat into a flowable state. This melt is then injected under pressure into a steel mold, allowed to cool and subsequently removed from the mold. This phase or cycle of the process can last from a few seconds to several minutes to produce a single part. The desired color of these products is achieved by adding a colorant directly into the thermoplastic resin or by subsequently painting the molded part on a state-of-the-art paintline. The finished product is inspected and packaged for shipment to customers. The Company also manufactures high-impact polystrene shutters and other similar products using a thermoforming process. In this process, a thermoplastic resin sheet is subjected to heat and vacuum pressure to draw the resin into a mold.

ENVIRONMENTAL REGULATION

  On August 30, 1995, the Company completed negotiations with Michigan environmental authorities regarding a consent judgment providing for an odor emissions abatement program at its Alpena, Michigan facility. The program provides for phased installation of controls to effect a staged reduction of the facility's emissions of odors into the air. It is estimated that capital expenditures of approximately $6 million to $12 million will be required in order to attain compliance with the program. (To date, the Company has expended approximately $6 million.) It is the Company's position that costs incurred in connection with the consent judgment will be borne in whole or in part by Abitibi-Price Corporation ("APC"), as the prior owner of the Alpena facility, and APC's corporate parent, Abitibi-Price, Inc. ("API"). Accordingly, on November 27, 1995, the Company and ABTco commenced an action against APC and API in the Circuit Court for the County of Oakland, Michigan (ABT Building Products Corporation and ABTco, Inc. v. Abitibi-Price Corporation and Abitibi-Price, Inc., Case No. 95-508819-CK), seeking to recover damages incurred in connection with the remediation, correction and control of odor emissions at the Alpena facility. The complaint initially asserted claims for breach of contract, fraudulent non-disclosure and fraudulent misrepresentation. The Company and ABTco have determined not to pursue the claims for fraudulent non-disclosure and fraudulent misrepresentation, and a stipulated order to that effect was filed on May 9, 1996. The Company and ABTco are proceeding with their claims for breach of contract. Discovery has been completed. The Company and ABTco have moved for summary judgment on liability only; APC and API have moved for summary judgment dismissing the claim for breach of contract. Trial is currently scheduled for April 7, 1997.

  On February 9, 1996 the Company was notified by Michigan environmental authorities that it had complied with the terms of a prior consent decree relating to compliance with air opacity standards at its Alpena facility, and had been granted a permit to operate the facility. Prior to February 9, 1996, the Company had invested approximately $1.7 million (of which $650,000 was borne by APC) to comply with the prior consent decree.

  The Company's operations are subject to federal and state government regulations pertaining to air emissions, waste water discharge and solid waste disposal. While environmental compliance costs in the future will depend on regulatory developments that cannot be predicted, the Company believes that compliance will be achieved with a combination of capital expenditures and modifications to its production processes. The Company does not anticipate that costs relating to environmental activities will have a material adverse impact on its financial condition or results of operations.

  In connection with the Acquisition, APC agreed to indemnify the Company with respect to certain pre-Acquisition environmental matters unrelated to the matters described above, and has placed $5.3 million into escrow to fund any required remediation of such conditions.

COMPETITION

  The building products industry is highly competitive, and the Company competes against other manufacturers of similar wood substitute products as well as numerous producers of natural wood, ceramic tile and other building products. Although some of the Company's competitors are substantially larger and have greater resources than the Company, the Company believes that its principal product groups have either the first or second market share position in their respective product category.

  The demand for the Company's Exterior Hardboard Siding products is affected by the level of new residential construction which is, in turn, affected by general economic conditions. Although new construction has remained at below mid-1980s levels, the Company has generally maintained its sales volume as a result of the continuing reduced availability and increased costs of certain natural wood products and levels of new construction activity in the Company's principal geographic markets which exceeded the national average.

  The demand for the Company's vinyl siding products is affected primarily by the level of the new residential construction market in Canada and the home improvement, repair and remodeling market in the United States. The Company believes that it has the leading market share position in Canada. Although the Canadian new residential construction market is below historical levels, the Company is focusing on further expansion opportunities in the United States.

  In the exterior siding industry, the Company competes in the new residential construction market with manufacturers of natural wood siding and other wood substitute siding products, such as brick, stucco, fiber cement and other non-wood exterior products. In the home improvement, repair and remodeling market, the principal competition for exterior siding is provided by manufacturers of aluminum and other vinyl siding. The Company's Exterior Hardboard Siding products are sold under warranties which are standard in the industry. Such warranties typically provide 25 years of limited warranty against defects in material, delamination, checking, splitting, cracking and chipping. The Company's vinyl siding products are also sold under warranties which are standard in the vinyl siding industry. Such warranties typically provide for up to a lifetime warranty against defects in manufacturing, materials and color fade. Pursuant to the Acquisition, the Company assumed responsibility for a portion of the liability for warranty claims based on products manufactured by APC prior to the Acquisition.

  The Company's principal competitors in the Interior Hardboard market include large forest products companies and other producers or importers of plywood and natural wood paneling as well as other manufacturers of prefinished hardboard paneling. In the paneling market, the Company also competes against manufacturers of ceramic tile, plastic and other products. The Company's industrial hardboard operations are subject to competition from other domestic S2S hardboard manufacturers as well as a large number of producers and importers of various substitute materials.

  The plastic mouldings market has two principal domestic manufacturers, one of which is the Company, and several small producers. Decorative plastic moulding products are substitutes for and compete against a wide range of natural wood products produced by numerous manufacturers, including prefinished and unfinished products.

  The exterior residential shutter market is highly fragmented and includes many small manufacturers.

RAW MATERIALS

  The principal raw materials used by the Company in the production of Exterior Hardboard Siding and Interior Hardboard are small pulpwood, sawmill by-products and other wood waste. The principal raw materials for the Company's thermoplastic resin products are polystrene, polyvinyl chloride, polypropylene and polyethylene. The Company also uses a wide variety of coatings in the Interior Hardboard and thermoplastics finishing processes. All of the raw materials required for the manufacture of the Company's specialized building products are available from numerous sources, and the Company has not experienced any shortages which have materially affected its operations. Each of the Company's Exterior Hardboard Siding and Interior Hardboard substrate manufacturing facilities is located within a 100 mile radius of its source of wood supply. In general, the availability and cost of small pulpwood and wood waste required for hardboard production have not been significantly affected by the continuing shortages of natural wood building products.

EMPLOYEES

  As of December 31, 1996, the Company had approximately 1,809 full time employees. The Company's hourly production employees at its Alpena; Michigan, East River, Nova Scotia; and Acton, Ontario; plants are covered by collective bargaining agreements with expiration dates of December 15, 2000, December 31, 1997, and October 31, 2001, respectively.

SEASONALITY

  The Company's quarterly results of operations are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters and, to a lesser extent, the first quarter; thereby, increasing sales and gross profits in such periods as compared to the fourth quarter.

INFLATION

  The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

BACKLOG

  In general, the Company does not produce against a backlog of firm orders. Production is geared primarily to the level of incoming orders and to projections of future demand. Inventories of finished goods, work-in-process and raw materials are maintained to meet delivery requirements of customers.

ITEM 2. PROPERTIES

  The table below sets forth, as of December 31, 1996, the location, products manufactured, facility size, estimated annual capacity and capacity utilization of each of the Company's eight production facilities, all of which are owned by the Company with the exception of the Independence, Iowa, plant which is leased for a term expiring in April 1998. The Company's production facilities are generally in good to excellent condition and are considered adequate for their current uses. The Company's executive offices are located in a 3,300 square foot leased office facility in Neenah, Wisconsin. The Company's divisional offices are located in leased office space in Troy, Michigan; Charlotte, North Carolina; and Neenah, Wisconsin.

                                                                                                                 ESTIMATED
                                         PRODUCTS                                         ESTIMATED ANNUAL        CAPACITY
      LOCATION                         MANUFACTURED                    FACILITY SIZE          CAPACITY         UTILIZATION(1)
      --------                         ------------                   --------------- ------------------------ --------------
Roaring River, NC... Exterior Hardboard Siding; Trimboard             450,000 sq. ft. 270 million surface feet      99%
Alpena, MI.......... Substrates, Interior Hardboard                   473,000 sq. ft. 284 million surface feet      88%
Toledo, OH.......... Finished Tileboard and Paneling                  230,000 sq. ft. 350 million surface feet      53%
Middlebury, IN...... Plastic Mouldings                                233,000 sq. ft.  250 million linear feet      47%
East River, Nova
 Scotia............. Exterior Hardboard Siding and Interior Hardboard 230,000 sq. ft. 265 million surface feet      80%
Acton, Ontario...... Vinyl Siding and Trim Accessories                150,000 sq. ft.        2.0 million units      65%
Hopkinsville, KY.... Shutters and Accessories                         110,000 sq. ft.      230,000 press hours      60%
Independence, IA.... Shutters and Accessories                          30,000 sq. ft.       17,000 press hours      76%

--------
(1) Full capacity utilization denotes the operation of a facility seven days per week, three shifts per day at budgeted product mix.

  The Company manufactures Exterior Hardboard Siding on two S1S production lines at its Roaring River, North Carolina, facility, the largest single hardboard-based siding facility in the U.S. The plant was constructed in 1970 with expansions in 1981 and 1984, and is located on 506 acres. The plant is located near an abundant supply of wood raw materials, and process water is drawn from the Yadkin River adjacent to the property. Steam for the manufacturing process is provided by a 180 million BTU per hour boiler fueled by wood waste, with two standby boilers available. Since all steam is provided by the wood fired boiler, the facility does not depend on conventional fossil fuels as its primary source of energy.

  The Company manufactures hardboard substrate on two S2S production lines at its Alpena, Michigan, facility. The plant, located on 61 acres, was built in 1957 and expanded in 1970 and 1985. Hardboard substrate is finished into tileboard and paneling at the Company's Toledo, Ohio, facility situated on 57 acres. The Toledo plant uses state-of-the-art printing capabilities to maintain the quality of its finished products. The principal assets of the Toledo facility include one primary coating line and one vinyl laminating line. The primary coating line is a high quality four-stage print line with computer-aided capability for precision printing and painting of a broad range of panels, including embossed tileboard.

  The Company manufactures plastic mouldings at its Middlebury, Indiana, facility situated on 35 acres. The facility was originally built in 1955, with major expansions in 1978 and 1980. The extrusion operation includes eleven polystyrene tandem extruders with a combined annual capacity of 212 million linear feet. In addition, five extruders with an annual capacity of 38 million linear feet are used for lower volume PVC moldings. Other equipment used to finish the mouldings includes five woodgrain printlines, a five deck paint/topcoat oven, two hot glue paper laminators and five packaging lines. The plant has a modern machine tool capability for the production of its own die requirements.

  The Company manufactures Exterior Hardboard Siding and industrial and prefinished hardboard on two S1S production lines at its East River, Nova Scotia, facility, the largest hardboard manufacturing facility in Canada. The Canexel plant, located on 1,060 acres, was constructed in 1967 and was expanded in 1969 to add a second S1S line. The plant is located near an abundant supply of wood raw materials and process water is drawn from the Little East River which is located nearby. Steam for the manufacturing process is provided by three fire tube boilers with a total capacity of 138,000 lbs. Other principal assets of the facility are one interior products finishing line and one exterior siding prefinishing line.

  The Company manufactures vinyl siding and trim accessories at its Acton, Ontario, facility situated on 14 acres. The facility was originally constructed in 1959 with major expansions completed in 1972, 1983 and 1986. The extrusion operation includes ten co-extrusion processing lines and one mono-extrusion line. In 1994, the Company completed the installation of a state-of-the-art, four-story compounding tower. The computer-controlled compounding and extrusion process allows the resin formulations to proceed from raw material to finished goods without touching human hands until the product is packaged.

  The Company manufactures injection molded shutters at its Hopkinsville, Kentucky, facility located on 14 acres. Originally constructed in 1967, the facility was expanded several times by previous owners. In 1994, the Company completed the expansion of the manufacturing facility, which included the installation of three additional presses. Molded products are manufactured on one of twenty-seven presses, which range in size from 125 tons to 2,000 tons. This facility has a state-of-the-art finishing line to paint shutters. The majority of thermoformed products are manufactured at its leased facility in Independence, Iowa.

ITEM 3. LEGAL PROCEEDINGS

  The Company and ABTco have been named as defendants in a class action and three separate putative class actions arising from hardboard siding manufactured, distributed, or sold by them or by APC or API:

  (1) Fyola et al. v. ABT Building Products Corporation et al., Docket No. 95-12854, Court of Common Pleas of Allegheny County, Pennsylvania.

  On August 8, 1995, plaintiffs Glenn Fyola, Patricia Fyola, Joyce D'Antonio, and Kenneth Hyre filed this action in the Court of Common Pleas of Allegheny County, Pennsylvania against the Company. Plaintiffs alleged that they were suing on behalf of themselves and a putative class composed of residential homeowners who reside in Pennsylvania and whose homes have or had for their exterior siding a hardboard product which was allegedly manufactured, distributed, or sold by the Company. The original complaint alleged that the exterior siding on plaintiffs' homes had prematurely rotted, warped, buckled, and deteriorated. Plaintiffs asserted purported claims for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, violation of the Pennsylvania Unfair Trade Practice and Consumer Protection Law, and deceit by concealment. Plaintiffs, on behalf of themselves and the putative class, sought compensatory and punitive damages in unspecified amounts, including economic damages, treble damages under the Pennsylvania Unfair Trade Practice and Consumer Protection Law, and an award of attorneys' fees.

  The Company filed an "Answer and New Matter" on October 31, 1995, that denied all material allegations of the complaint and asserted affirmative defenses. The Company also filed a third-party complaint against additional defendants APC and Maronda Homes, Inc. The third-party complaint asserted a single count against APC. In that count, the Company alleged that the hardboard siding at issue was manufactured by APC and that, as a result, APC "may be solely liable for the causes of action pleaded by plaintiffs assuming arguendo said causes of action have any validity." The third-party complaint also asserted a single count against Maronda Homes, Inc. In that count, the Company asserted that to the extent any hardboard siding involved in the case was manufactured by ABTco (which the Company denies), and to the extent any such siding exhibited any abnormal condition, that abnormal condition was a direct result of improper installation of the siding by Maronda Homes, Inc. and its failure to follow applicable building codes and application instructions. The Company's third-party complaint asked that, should the Company be held liable to plaintiffs or the putative class in any respect, judgments be entered against APC and Maronda Homes, Inc., holding each of them solely liable to plaintiffs, liable over to the Company by way of contribution and/or indemnity, or jointly and severally liable to plaintiffs with the Company.

  On February 5, 1996, plaintiffs filed an amended complaint adding ABTco and APC as defendants. Plaintiffs allege that hardboard exterior siding on their homes has prematurely rotted, warped, buckled, and deteriorated. Plaintiffs and the putative class are seeking compensatory damages in unspecified amounts, including economic damages, treble damages under the Pennsylvania Unfair Trade Practice and Consumer Protection Law, and an award of attorneys' fees from the Company, ABTco and APC.

  The action was removed to the United States District Court for the Western District of Pennsylvania. By order dated November 25, 1996, that Court remanded the action to the Court of Common Pleas for Allegheny County.

  In response to the amended complaint, defendants filed an "Answer and New Matter" dated December 27, 1996, that denies all material allegations of the amended complaint and asserts affirmative defenses. Plaintiffs are currently seeking discovery from defendants. The action has not been certified as a class action.

  The Company and ABTco intend to defend the action vigorously.

  (2) Foster et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-Price, Inc. and Abitibi-Price Corporation, Docket No. 96-0069-AH-M, United States District Court for the Southern District of Alabama.

  On December 21, 1995, plaintiffs Thomas and Linda Foster brought this action in the Circuit Court of Choctaw County, Alabama, on behalf of themselves and a class generally composed of all individuals and entities (i) that own or owned property in the United States on which hardboard siding manufactured, distributed, or sold by the Company, ABTco, API, or APC has been installed and
(ii) that have already suffered (or will suffer within the warranty period) alleged damage because, according to plaintiffs, such siding prematurely rots, buckles, swells, cracks or otherwise deteriorates. Plaintiffs filed an amended complaint on July 10, 1996. Plaintiffs and the class are seeking compensatory damages and an award of attorneys' fees. The complaint alleges that the "amount in controversy is in the millions of dollars classwide and is typically several thousand dollars for each plaintiff and individual class member."

  On December 22, 1995, this action was conditionally certified as a class action by ex parte order.

  On January 23, 1996, defendants removed the action to the United States District Court for the Southern District of Alabama. By order dated September 10, 1996, that court denied plaintiffs' motion to remand the action to the Circuit Court of Choctaw County, Alabama. By order dated December 31, 1996, that court denied plaintiffs' motion for reconsideration of its order of September 10, 1996, or in the alternative for certification of that order for interlocutory appeal. On February 26, 1997, the United States Court of Appeals for the Eleventh Circuit denied plaintiffs' petition for writ of mandamus, which sought to overturn the district court's denial of plaintiffs' motion to remand the action. To the best of our knowledge, plaintiffs have not yet filed such a petition.

  The parties have agreed upon a schedule for discovery concerning issues that are relevant to class certification. After certification-related discovery is completed, the conditional order of certification already entered in the action may be challenged.

  The Company and ABTco intend to defend the action vigorously.

  (3) Dunn et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-Price, Inc. and Abitibi-Price Corporation, Docket No. 96-CVS7690, Superior Court of Forsyth County, North Carolina.

  On December 27, 1996, plaintiffs William Dunn and Paul and Teresa Sullivan brought this action on behalf of themselves and a putative class generally composed of all individuals and entities (i) that own or owned property in the United States on which hardboard siding manufactured, distributed, or sold by the Company, ABTco, API or APC has been installed and (ii) that have already suffered (or will suffer within the warranty period) alleged damage because, according to plaintiffs, such siding prematurely rots, buckles, swells, cracks or otherwise deteriorates. Plaintiffs and the putative class are seeking compensatory damages and an award of attorneys' fees. The complaint alleges that the "aggregate amount in controversy is in the millions of dollars classwide." This action has not been certified as a class action. On January 28, 1997, all defendants moved to abate or stay the action. That motion was argued on February 14, 1997. By order signed on February 18, 1997, the court denied the motion to abate but granted the motion to stay.

  The Company and ABTco intend to defend the action vigorously.

  (4) Ezzell et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-Price, Inc. and Abitibi-Price Corporation, No. 97-CVS-167, Superior Court of Onslow County, North Carolina.

  On January 21, 1997, plaintiffs John and Rosemary Ezzell filed this action on behalf of themselves and a putative class generally composed of all individuals and entities (i) that own or owned property in the United States on which hardboard siding manufactured, distributed, or sold by the Company, ABTco, API, or APC has been installed and (ii) that have already suffered (or will suffer within the warranty period) alleged damage because, according to plaintiffs, such siding prematurely rots, buckles, discolors, deteriorates, and otherwise does not perform as expressly represented or warranted, and/or would not perform in accordance with the reasonable expectations of class members and other consumers that such siding is durable, suitable and proper to be used on personal residences or other properties. The complaint alleges that "the aggregate amount in controversy is typically several thousand dollars for each plaintiff and individual class member." The action has not been certified as a class action.

  The Company and ABTco intend to defend the action vigorously.

  In addition, the Company is a party to various other legal proceedings arising in the ordinary course of business, none of which, in management's opinion, are expected to have a material adverse effect on the Company's operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  The Company's Common Stock is traded in the NASDAQ National Market under the symbol "ABTC." The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported by NASDAQ.

                                                         1996          1995
                                                     ------------- -------------
                                                      HIGH   LOW    HIGH   LOW
                                                     ------ ------ ------ ------
   Fourth Quarter................................... 26.750 19.750 16.500 12.000
   Third Quarter.................................... 22.500 19.500 19.750 16.250
   Second Quarter................................... 23.000 18.500 18.500 15.250
   First Quarter.................................... 19.500 14.250 15.750 13.000

  ON DECEMBER 31, 1996, THE LAST REPORTED SALE PRICE FOR THE COMPANY'S COMMON STOCK ON THE NASDAQ NATIONAL MARKET WAS $25.00 PER SHARE. AS OF MARCH 7, 1997, THE COMPANY HAD APPROXIMATELY 6,200 SHAREHOLDERS OF RECORD (INCLUDING BROKERAGE FIRMS AND OTHER NOMINEES).

  The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain earnings and does not anticipate paying dividends on its Common Stock in the foreseeable future. Any future payment of dividends on the Common Stock is within the discretion of the Board of Directors and will depend upon various factors, including the then-current capital requirements, operating results and financial condition of the Company.

ITEM 6. SELECTED FINANCIAL INFORMATION AND OTHER DATA

  The operating data set forth below is derived from financial statements audited by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with those financial statements and notes thereto included elsewhere in this Form 10-K. The financial information for the year ended December 31, 1992 represents a combination of the statements of operations for the Company's predecessor for the period from January 1, 1992 through October 20, 1992 and for the Company for the period from October 20, 1992 through December 31, 1992. There are material operational and accounting differences between the Company's predecessor and the Company. Accordingly, the historical financial data of the Company's predecessor may not be comparable in all material respects with data of the Company and the combined statement of operations for 1992 is not directly comparable to data for other periods. The data set forth in the following table should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere herein.

                          PREDECESSOR(1)   COMPANY    COMBINED                  COMPANY
                          -------------- ------------ --------  ----------------------------------------------
                            JANUARY 1     OCTOBER 20
                             THROUGH       THROUGH              YEAR ENDED DECEMBER 31,
                           OCTOBER 20,   DECEMBER 31, ---------------------------------------------------
                               1992          1992       1992      1993         1994      1995      1996
                          -------------- ------------ --------  --------     --------  --------  --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating Data:
 Net sales..............     $123,843      $ 24,469   $148,312  $161,011     $203,264  $240,107  $320,402
 Cost of sales..........       96,707        20,673    117,380   106,572      139,848   176,119   227,351
                             --------      --------   --------  --------     --------  --------  --------
 Gross profit...........       27,136         3,796     30,932    54,439       63,416    63,988    93,051
 Selling, general and
  administrative
  expenses..............       17,819         4,189     22,008    21,253       25,684    30,961    48,609
                             --------      --------   --------  --------     --------  --------  --------
 Special charges........        1,320(2)        --       1,320       --           --        --        --
 Operating income
  (loss)................        7,997          (393)     7,604    33,186       37,732    33,027    44,442
 Interest expense.......           48         1,211      1,259     3,929        2,063     5,929     6,511
 Other income (expense),
  net...................           42          (189)      (147)     (201)         (80)       (4)     (269)
                             --------      --------   --------  --------     --------  --------  --------
 Income (loss) before
  income taxes and
  extraordinary item....     $  7,991        (1,793)  $  6,198    29,056       35,589    27,094    37,662
                             --------                 --------
 Provision (credit) for
  income taxes..........                       (631)              11,572       13,843    10,607    14,510
                                           --------             --------     --------  --------  --------
 Net income (loss)
  before extraordinary
  item..................                     (1,162)              17,484       21,746    16,487    23,152
 Extraordinary item (net
  of tax)...............                        --                (1,070)(3)      --        --        --
                                           --------             --------     --------  --------  --------
 Net income (loss)......                     (1,162)            $ 16,414     $ 21,746  $ 16,487  $ 23,152
                                           --------             --------     --------  --------  --------
Income (loss) per common
 share:
 Before extraordinary
  item..................                       (.11)            $   1.50     $   1.70  $   1.42  $   2.01
                                           --------             --------     --------  --------  --------
 After extraordinary
  item..................                   $   (.11)            $   1.41     $   1.70  $   1.42  $   2.01
                                           --------             --------     --------  --------  --------
 Weighted average common
  shares
  outstanding(4)........                     10,206               11,667       12,825    11,647    11,519
Balance Sheet Data:
 Working capital........     $ 17,006      $ 25,598             $ 27,363     $ 42,006  $ 55,762  $ 42,777
 Total assets...........       95,632       106,485              109,628      143,545   210,767   260,264
 Long-term debt.........          485        67,413               12,278       33,119    84,506    90,691
 Stockholders' or
  Predecessor group
  equity................       65,285        21,358               77,210       80,483    88,120   109,941

--------
(1) The Company's predecessor operated as a segment of the Building Products Division of APC. APC did not allocate income tax or interest expense to the Company's predecessor. Accordingly, actual operating results for the Company's predecessor reflect only earnings before income taxes.
(2) Amounts represent nonrecurring charges to write down certain equipment to net realizable value.
(3) Represents write-off of deferred financing costs in connection with the repayment of long-term debt with the proceeds of the Company's initial public offering.
(4) Represents weighted average common shares and common share equivalents outstanding during the period, giving effect to the Company's stock split effected in June 1993 in connection with the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The following table sets forth the dollar amounts (in thousands) and percentages of the Company's net sales attributable to each of its principal product categories during the last three years:

                                          1994          1995          1996
                                      ------------  ------------  -------------
Exterior Hardboard Siding............ $ 85,913  42% $ 91,705  38% $ 120,504  37%
Interior Hardboard...................   84,675  42    84,654  35     91,920  29
Plastics.............................   32,676  16    63,748  27    107,978  34
                                      -------- ---  -------- ---  --------- ---
Net sales............................ $203,264 100% $240,107 100% $ 320,402 100%
                                      ======== ===  ======== ===  ========= ===

RESULTS OF OPERATIONS

  The following table presents, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of operations:

STATEMENTS OF OPERATIONS

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1994     1995     1996
                                                      -------  -------  -------
Net sales............................................   100.0%   100.0%   100.0%
Cost of sales........................................    68.8     73.4     71.0
Gross profit.........................................    31.2     26.6     29.0
Selling, general and administrative expenses.........    12.6     12.8     15.2
Operating income.....................................    18.6     13.8     13.9
Net income...........................................    10.7      6.9      7.2

BALANCE SHEET DATA

                                                        AS OF DECEMBER 31,
                                                      -------------------------
                                                       1994     1995     1996
                                                      -------  -------  -------
Working capital...................................... $42,006  $55,762  $42,777
Total assets......................................... 143,545  210,767  260,264
Long-term debt.......................................  33,119   84,506   90,691
Long-term debt to total capitalization...............      29%      49%      45%
Return on average stockholders' equity...............      28%      20%      23%

YEARS ENDED DECEMBER 31, 1996 AND 1995

  Net Sales. Net sales increased $80.3 million (33.4%) from $240.1 million in fiscal 1995 to $320.4 million in fiscal 1996. This increase reflects a $44.2 million (69.4%) increase in Plastics sales, a $28.8 million (31.4%) increase in Exterior Hardboard Siding sales and a $7.3 million (8.6%) increase in Interior Hardboard sales.

  The increase in Plastics sales of $44.2 million in fiscal 1996 was primarily attributable to the impact of two acquisitions in 1995. KenTech Plastics, a manufacturer of plastic shutters, exterior accessories and industrial products was acquired in April of 1995. In June 1995, the Company acquired the Vinyl Division of EMCO, Ltd., a manufacturer of vinyl siding and accessories. These two acquisitions accounted for $39.5 million of the increase in net sales for 1996. Plastic mouldings sales were favorably impacted by new product introductions and increased penetration into the mass merchandiser market, as sales increased $4.3 million over the same period last year. Unit volume shipments for vinyl siding, mouldings and shutters in 1996 were substantially greater than 1995.

  The increase in Exterior Hardboard Siding sales of $28.8 million in fiscal 1996 was primarily the result of an increase in demand for the product line (see Significant Business Trends below), continued expansion into the mass merchandiser market and price increases implemented during the first quarter of 1996. As a result of these factors, Exterior Hardboard Siding unit sales volume increased 12.4% for 1996 compared to 1995 and average selling price increased 10.5%.

  Sales of Interior Hardboard products increased $7.3 million in fiscal 1996. The increase was primarily due to new product introductions and increases in sales outside of North America. These factors resulted in a increase of unit volume shipments of 8.7% compared to 1995.

  Gross Profit. Gross profit increased $29.1 million (45.4%) from $64.0 million in 1995 to $93.1 million in 1996. Exterior Hardboard Siding pricing and volume increases as well as volume increases in the Interior Hardboard and Plastic moulding products contributed to the increase in gross profit. In addition, the 1995 acquisitions favorably impacted gross profit by $14.4 million. Gross profit as a percentage of net sales increased from 26.6% for 1995 to 29.0% in 1996. The increase is primarily the result of price increases implemented during 1996 as well as volume increases in Exterior Hardboard Siding, Interior Hardboard, Vinyl Siding and Plastic Moulding product lines.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $17.6 million (57.0%) from $31.0 million in 1995 to $48.6 million in 1996. Selling, general and administrative expenses increased $10.3 million as a result of the 1995 acquisitions, $1.5 million of the increase represents legal fees incurred as a result of certain litigation (see "Certain Litigation" below) with the balance of the increase primarily due to increases in promotional expenses, allowances and management bonuses, directly related to the increase in sales over 1995. As a percentage of net sales, selling, general and administrative expenses increased from 12.8% in 1995 to 15.2% in 1996. The increase is due to higher selling, general and administrative expenses (as a percentage of net sales for the 1995 acquisitions) as well as increases in legal fees, management bonuses and promotional expenses related to new product introductions.

  Operating Income. Operating income increased $11.4 million (34.6%) from $33.0 million in 1995 to $44.4 million in 1996. The improvement is the result of operating income generated by the 1995 acquisitions, selling price increases, new product introductions and volume increases in substantially all product lines.

  Interest Expense. Interest expense increased $0.6 million (9.8%) from $5.9 million in 1995 to $6.5 million (net of $1.0 million of capitalized interest) in 1996. The increase is attributable to higher outstanding indebtedness, partially offset by a slight decline in the Company's weighted average interest rate on outstanding borrowings during 1996 as compared to 1995.

YEARS ENDED DECEMBER 31, 1995 AND 1994

  Net Sales. Net sales increased $36.8 million (18.1%) from $203.3 million in fiscal 1994 to $240.1 million in fiscal 1995. This increase reflects a $31.1 million (95.1%) increase in Plastics sales, a $5.8 million (6.7%) increase in Exterior Hardboard Siding sales and a $0.1 million (0.1%) decrease in Interior Hardboard sales.

  The increase in Plastics sales of $31.1 million in fiscal 1995 was primarily attributable to the impact of the 1995 acquisitions of KenTech Plastics and the EMCO Vinyl Division. Plastic mouldings sales were $0.4 million (1.1%) less than 1994. Unit volume shipments for mouldings were 2.5% less than 1994; however, average selling price was 4.2% higher. The sales of all Plastics products were impacted by the soft economic environment during 1995, particularly in Canada, and the general decline in mass merchant retail sales in the United States.

  The increase in Exterior Hardboard Siding sales of $5.8 million in fiscal 1995 was primarily the result of new product introductions. Exterior Hardboard Siding unit sales volume increased 3.1% for 1995 compared to 1994. The average selling price increased 3.2% primarily due to the introduction of new higher unit priced products, partially offset by some pricing competition in selected United States siding markets.

  Sales of Interior Hardboard products decreased $0.1 million in fiscal 1995. Sales were impacted during 1995 by the soft economic environment, particularly in Canada, and the general decline in the mass merchant retail sales in the United States. These factors resulted in a decrease of unit volume shipments of 4.7% compared to 1994.

  Gross Profit. Gross profit increased $0.6 million (0.9%) from $63.4 million in 1994 to $64.0 million in 1995. The 1995 acquisitions were the principal contributors to the increase in gross profit. Increases in raw materials and other costs for certain product lines have been partially offset by continuing cost reduction programs, increased production efficiencies at certain manufacturing facilities and selected price increases. In addition, gross profit was negatively impacted by the soft economic environment during 1995, particularly in Canada, and the general decline in mass merchant retail sales in the United States. Gross profit as a percentage of net sales decreased from 31.2% for 1994 to 26.6% in 1995. The decline was primarily the result of lower margins generated by the 1995 acquisitions and unrecovered raw material cost increases.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.3 million (20.5%) from $25.7 million for 1994 to $31.0 million in 1995. Selling, general and administrative expenses increased $4.6 million as a result of the 1995 acquisitions. In addition, the Company increased advertising and promotion expenditures during 1995 by $0.8 million. As a percentage of net sales, selling, general and administrative expenses increased from 12.6% in 1994 to 12.8% in 1995.

  Operating Income. Operating income decreased $4.7 million (12.5%) from $37.7 million in 1994 to $33.0 million in 1995. The decrease was primarily the result of the soft economy in Canada and the general decline in mass merchant retail sales in the United States during 1995. In addition, unrecovered raw material cost increases and losses generated by the 1995 acquisitions negatively impacted operating income.

  Interest Expense. Interest expense increased $3.8 million (176.8%) from $2.1 million in 1994 to $5.9 million in 1995. The increase was attributable to higher outstanding indebtedness due to the Company's stock repurchase program ($27.2 million) commenced during the third quarter of 1994 and acquisition indebtedness ($47.1 million).

SIGNIFICANT BUSINESS TRENDS

  Management believes that the level of housing starts has a significant influence on its ability to generate sales, particularly in relation to demand for its siding products. The level of housing starts increased from 1.0 million in 1991 to 1.4 million in 1996. The level of housing starts in Canada decreased from 0.156 million in 1991 to 0.125 million in 1996. Although management is unable to predict whether this trend will continue, management believes that the introduction of new products and expansion into international markets will allow the Company to maintain levels of production and sales should housing starts decline.

  In late 1995, two of the Company's largest exterior hardboard siding product competitors announced the discontinuation of production of Oriented Strand Board ("OSB") siding. (See "Certain Litigation"). The discontinuation of OSB siding has created an increase in demand for the Company's exterior hardboard siding products manufactured at the Roaring River, NC, facility.

  The cost of thermoplastic resins (polystyrene, polypropylene and polyvinyl chloride) used in the Company's Plastics operations increased substantially during 1995 before decreasing somewhat during the fourth quarter of 1995, remaining at that level during 1996. Management believes that product price increases, continuing cost reduction programs and increased production efficiencies will counteract, to some extent, the impact of this raw material price increase.

  Management also believes that continued penetration into the mass merchandiser market (home improvement centers) will have a significant beneficial influence on the Company's level of business activity. Sales to these customers have increased approximately 47% over the prior year. In addition, sales to the

Company's top three home improvement center customers increased 62% over the past year. Management believes that this market will continue to grow in importance to the Company.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1996, the Company had working capital of $42.8 million with a current ratio of 2.0 to 1.0 as compared with working capital of $55.8 million and a current ratio of 3.4 to 1.0 at December 31, 1995. The decrease in working capital and the change in the current ratio were primarily due to the reclassification of $9.4 million of long term debt as a current liability in accordance with the schedule of payments required by the term loan facility.

  In July 1995, the Company and its bank group executed a Second Amended and Restated Credit Agreement (the "Credit Agreement") which superceded all prior credit agreements. The Credit Agreement provides a line of credit to the Company totaling $175 million consisting of a $30 million primary revolving credit facility, a secondary revolving credit facility of $95 million and a term loan facility under which the Company borrowed $50 million on April 3, 1995. The Credit Agreement matures on September 30, 2002, subject to extension for additional one year periods. As of December 31, 1996, the weighted average interest rate on the outstanding revolving loans of $50.1 million was 6.40%. The interest rate on the $50 million term loan was 7.99%.

  Debt increased from $84.6 million at December 31, 1995 to $100. 1 million (including $9.4 million of current maturities) as of December 31, 1996. The increase was primarily due to capital expenditures on the fiber cement facility under construction in Roaring River, North Carolina.

  Capital expenditures during 1996 amounted to approximately $57.9 million and were incurred primarily for environmental compliance projects (See "Environmental Compliance"), improvements of the Company's manufacturing facilities and development of new products, including $36.8 million on the fiber cement facility.

  In November 1995, the Board of Directors approved plans for the construction of a facility which will manufacture a fiber-reinforced cement plank or panel. This product, which will have a Class 1 fire rating and will be both moisture and insect resistant, will initially be produced as exterior siding in a wide variety of simulated woodgrain surfaces, including fir and cedar. On December 12, 1995, the Company executed an agreement with J.M. Voith AG to provide the primary production equipment for the facility. It is anticipated that the plant will be completed in mid-1997. The estimated cost of construction is $55 million.

  Management believes that the Company's cash on hand, anticipated funds from operations and available borrowings under the Credit Agreement will be sufficient to cover both its short-term and long-term working capital, capital expenditures and debt service requirements.

ENVIRONMENTAL COMPLIANCE

  The Company's operations are subject to federal and state government regulations pertaining to air emissions, waste water discharge and solid waste disposal. While environmental compliance costs in the future will depend on regulatory developments that cannot be predicted, the Company believes that compliance will be achieved with a combination of capital expenditures and modifications to its production processes. As described above under "Item 1. Business--Environmental Regulation," the Company has entered into a consent decree with respect to odor emissions at its Alpena, Michigan, facility requiring estimated expenditures of $6 million to $12 million in order to attain compliance. (To date the Company has expended approximately $ 6 million.) The Company has instituted litigation to recover such costs from the former owner of the facility. The Company does not anticipate that costs relating to environmental activities will have a material adverse impact on its financial condition or operating results.

CERTAIN LITIGATION

  In recent years, a number of lawsuits have been brought against manufacturers of OSB and exterior hardboard siding products alleging various design and production defects and breach of express or implied product warranties. Such litigation has resulted in substantial settlements by certain competitors of the Company. The Company has been named as a defendant in similar litigation (see "Item 3. Legal Proceedings"). The Company believes that its exterior hardboard siding products are free of defects and, when properly installed and maintained, are suitable for their intended purposes and meet all applicable quality standards. Nevertheless, no assurance can be given that the Company will not be required to expend significant resources to defend against claims of this nature.

PRIVATE SECURITIES LITIGATION REFORM ACT DISCLOSURE

  This report contains various forward looking statements, including financial, operating and other projections. There are many factors that could cause actual results to differ materially, including adoption of new environmental laws and regulations, and changes in how they are interpreted and enforced and general business conditions, such as the level of competition, changes in demand for the Company's products and the strength of the economy in general. These and other factors are discussed in this report and other documents the Company has filed with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
The Company and Subsidiaries:
  Report of Independent Public Accountants................................  20
  Balance Sheets as of December 31, 1995 and 1996.........................  21
  Statements of Operations for the Years Ended December 31, 1994, 1995 and
   1996...................................................................  22
  Statements of Stockholders' Equity for the Years Ended December 31,
   1994, 1995 and 1996....................................................  23
  Statements of Cash Flow for the Years Ended December 31, 1994, 1995 and
   1996...................................................................  24
  Notes to Financial Statements...........................................  25
Report of Independent Public Accountants..................................  39
Schedule II--Valuation and Qualifying Accounts............................  40

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ABT Building Products Corporation:

  We have audited the accompanying consolidated balance sheets of ABT BUILDING PRODUCTS CORPORATION (a Delaware corporation) AND SUBSIDIARIES (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ABT Building Products Corporation and Subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                          /s/Arthur Andersen LLP

                                          Arthur Andersen LLP

Chicago, Illinois,
January 20, 1997

                          CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                             AS OF DECEMBER
                                                                   31,
                                                            ------------------
                                                              1995      1996
                                                            --------  --------
                          ASSETS
CURRENT ASSETS:
  Cash..................................................... $  2,317  $     24
  Accounts receivable, less allowances of $2,452 and
   $5,030, respectively....................................   25,961    31,278
  Inventories..............................................   48,717    47,237
  Prepaid expenses.........................................    1,838     4,468
  Deferred tax assets......................................      645       765
                                                            --------  --------
    Total current assets...................................   79,478    83,772
PROPERTY, PLANT AND EQUIPMENT:
  Land.....................................................    2,960     2,968
  Buildings and improvements...............................   27,029    28,700
  Machinery and equipment..................................   95,111   108,975
  Furniture and fixtures...................................    3,808     3,947
  Construction-in-progress.................................    5,802    45,525
                                                            --------  --------
                                                             134,710   190,115
  Less--accumulated depreciation...........................  (16,156)  (25,646)
                                                            --------  --------
    Net property, plant and equipment......................  118,554   164,469
GOODWILL, Net..............................................   10,011     9,486
OTHER ASSETS, Net..........................................    2,724     2,537
                                                            --------  --------
    Total assets........................................... $210,767  $260,264
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable......................................... $ 14,941  $ 15,432
  Current maturities of long-term debt.....................      123     9,380
  Accrued liabilities......................................    8,652    16,183
                                                            --------  --------
    Total current liabilities..............................   23,716    40,995
LONG-TERM DEBT.............................................   84,506    90,691
OTHER LONG-TERM LIABILITIES................................    6,189     6,957
DEFERRED INCOME TAXES......................................    8,236    11,680
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 40,000,000 shares
   authorized; 10,529,160 and 10,526,160 shares outstanding
   at December 31, 1995 and 1996, respectively.............      122       122
  Additional paid-in capital...............................   61,830    60,511
  Cumulative translation adjustment........................      (71)     (364)
  Retained earnings........................................   53,485    76,637
  Less: 1,682,000 and 1,685,000 common shares in treasury,
   at cost at December 31, 1995 and 1996, respectively.....  (27,246)  (26,965)
                                                            --------  --------
    Total stockholders' equity.............................   88,120   109,941
                                                            --------  --------
    Total liabilities and stockholders' equity............. $210,767  $260,264
                                                            ========  ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1994      1995      1996
                                                  --------  --------  --------
NET SALES........................................ $203,264  $240,107  $320,402
COST OF SALES....................................  139,848   176,119   227,351
                                                  --------  --------  --------
    Gross profit.................................   63,416    63,988    93,051
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....   25,684    30,961    48,609
                                                  --------  --------  --------
    Operating income.............................   37,732    33,027    44,442
OTHER (EXPENSE):
  Interest expense...............................   (2,063)   (5,929)   (6,511)
  Other, net.....................................      (80)       (4)     (269)
                                                  --------  --------  --------
    Total other expense..........................   (2,143)   (5,933)   (6,780)
                                                  --------  --------  --------
    Income before income taxes...................   35,589    27,094    37,662
PROVISION FOR INCOME TAXES.......................   13,843    10,607    14,510
                                                  --------  --------  --------
    Net income................................... $ 21,746  $ 16,487  $ 23,152
                                                  ========  ========  ========
INCOME PER COMMON SHARE.......................... $   1.70  $   1.42  $   2.01
                                                  --------  --------  --------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.......   12,825    11,647    11,519
                                                  ========  ========  ========


  The accompanying notes to financial statements are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                      ADDITIONAL CUMULATIVE
                               COMMON  PAID-IN   TRANSLATION RETAINED TREASURY
                               STOCK   CAPITAL   ADJUSTMENT  EARNINGS  SHARES
                               ------ ---------- ----------- -------- --------
BALANCE, December 31, 1993....  $121   $61,837     $  --     $15,252  $    --
 Exercise of stock options....     1       559        --         --        --
 Issuance costs-secondary
  stock offering..............   --       (600)       --         --        --
 Repayment of note receivable
  from stockholder............   --        500        --         --        --
 Cumulative translation
  adjustment..................   --        --        (345)       --        --
 Purchase of treasury shares..   --        --         --         --    (18,588)
 Net income...................   --        --         --      21,746       --
                                ----   -------     ------    -------  --------
BALANCE, December 31, 1994....   122    62,296       (345)    36,998   (18,588)
 Exercise of stock options....   --       (466)       --         --        674
 Cumulative translation
  adjustment..................   --        --         274        --        --
 Purchase of treasury shares..   --        --         --         --     (9,332)
 Net income...................   --        --         --      16,487       --
BALANCE, December 31, 1995....   122    61,830        (71)    53,485   (27,246)
 Exercise of stock options....   --     (1,319)       --         --      1,983
 Cumulative translation
  adjustment..................   --        --        (293)       --        --
 Purchase of treasury shares..   --        --         --         --     (1,702)
 Net income...................   --        --         --      23,152       --
                                ----   -------     ------    -------  --------
BALANCE, December 31, 1996....  $122   $60,511     $ (364)   $76,637  $(26,965)
                                ====   =======     ======    =======  ========


  The accompanying notes to financial statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1994      1995       1996
                                                 --------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..................................... $ 21,746  $  16,487  $ 23,152
 Adjustments to reconcile net income to net cash
  provided by
  (used in) operating activities--
  Depreciation and amortization.................    5,413      8,628    11,964
  Deferred income taxes.........................    2,499      3,017     3,324
  Cumulative translation adjustment.............     (345)       274      (293)
  Changes in certain assets and liabilities--
   Accounts receivable..........................      920      2,875    (5,317)
   Inventories..................................   (7,867)       968     1,480
   Other assets.................................     (284)       479    (1,875)
   Accounts payable and accrued liabilities.....    1,473     (8,966)    8,790
                                                 --------  ---------  --------
    Net cash provided by operating activities...   23,555     23,762    41,225
                                                 --------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of net assets......................  (15,211)   (47,083)      --
 Capital expenditures...........................  (11,382)   (16,813)  (57,922)
                                                 --------  ---------  --------
    Net cash (used in) investing activities.....  (26,593)   (63,896)  (57,922)
                                                 --------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of long-term debt.....................   45,000    158,000   112,990
 Payments of long-term debt.....................  (24,160)  (106,649)  (97,548)
 Issuance of common stock.......................      560        --        --
 Note receivable from stockholder...............      500        --        --
 Issuance costs of secondary stock offering.....     (600)       --        --
 Payment for the purchase of treasury shares....  (18,588)    (9,332)   (1,702)
 Exercise of stock options......................      --         208       664
                                                 --------  ---------  --------
    Net cash provided by financing activities...    2,712     42,227    14,404
                                                 --------  ---------  --------
    Net (decrease) increase in cash.............     (326)     2,093    (2,293)
CASH, beginning of period.......................      550        224     2,317
                                                 --------  ---------  --------
CASH, end of period............................. $    224  $   2,317  $     24
                                                 ========  =========  ========

  The accompanying notes to financial statements are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND NATURE OF BUSINESS

  The consolidated balance sheets as of December 31, 1995 and 1996, and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1994, 1995 and 1996 include the accounts of ABT Building Products Corporation ("ABT") (a Delaware corporation) and its wholly-owned subsidiaries ABTco, Inc. ("ABTco"), KenTech Plastics, Inc. ("KenTech") and ABT Canada, Limited ("ABT Canada") (collectively referred to as the "Company"). The Company was formed to acquire substantially all of the net assets of the Building Products Division ("Predecessor") of Abitibi-Price Corporation ("APC"). On October 20, 1992 ("Inception Date"), the Predecessor was acquired by the Company (the "Acquisition") pursuant to a purchase agreement dated September 25, 1992 (the "Purchase Agreement"), for $92 million. The Company was organized by Kohlberg & Co. and an officer of the Company for the purpose of acquiring the Predecessor. This transaction was accounted for using the purchase method of accounting.

  In February of 1994, the company acquired Canexel Hardboard, a former division of Canadian Pacific Forest Products Limited ("CPFP") (now Avenor, Inc.) located in Nova Scotia, Canada. The Company's 1994 results included the results of Canexel from the date of acquisition. This transaction was accounted for using the purchase method of accounting.

  In addition, during the second quarter of 1995, the Company acquired KenTech and the Vinyl Siding Division of EMCO Limited ("Vinyl Division"). The Company's 1995 results include the results of KenTech and the Vinyl Division from the date of acquisition. These transactions were accounted for using the purchase method of accounting (Note 3).

  The Company is a manufacturer or finisher of various building products including exterior hardboard siding; interior hardboard, including textured paneling, finished tileboard, hardboard substrate and door facings; and plastics such as siding, prefinished mouldings, trim accessories and shutters. The Company's products are sold internationally to building products distributors, home center retailers, manufactured housing builders and industrial fabricators. The Company's quarterly results of operations are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters and, to a lesser extent, the first quarter, thereby increasing sales and gross profits in such periods as compared to the fourth quarter.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

  Significant transactions and balances between ABT and its subsidiaries have been eliminated in consolidation.

  Cash

  Cash includes cash equivalents which consist of highly liquid investments having maturities of three months or less when acquired.

  Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory costs include material, labor and manufacturing overhead.

  Inventories at December 31, 1995 and 1996 consisted of the following (in thousands):

                                                                 1995    1996
                                                                ------- -------
   Finished products and work-in-process....................... $31,957 $30,330
   Raw materials...............................................   9,205   8,954
   Operating parts and supplies................................   7,555   7,953
                                                                ------- -------
                                                                $48,717 $47,237
                                                                ======= =======

  Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The following useful lives are used for recognizing depreciation expense for financial reporting purposes:

   Buildings and improvements........................................ 31.5 years
   Machinery and equipment........................................... 5-16 years
   Furniture and fixtures............................................   10 years

  Major renewals and betterments which extend the useful life of an asset are capitalized; routine maintenance and repairs are expensed as incurred. Total maintenance and repair expense charged to operations was approximately $13,003,000, $14,754,000 and $17,793,000 for the years ended December 31,
1994, 1995 and 1996, respectively. Upon sale or retirement of assets, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in results of operations.

  Other Assets

  Deferred charges at December 31, 1995 and 1996 consisted of the following (in thousands):

                                                                1995     1996
                                                               -------  -------
   Caul plates................................................ $ 3,904  $ 4,758
     Less--accumulated amortization...........................  (2,215)  (3,093)
                                                               -------  -------
                                                               $ 1,689  $ 1,665
                                                               =======  =======

  The Company incurred legal and other costs in connection with the issuance of debt used to finance the Acquisition. These transaction costs are being amortized over the term of the related outstanding debt and consisted of the following as of December 31, 1995 and 1996 (in thousands):

                                                                  1995    1996
                                                                 ------  ------
   Deferred financing costs..................................... $1,511  $1,511
   Less--accumulated amortization...............................   (530)   (800)
                                                                 ------  ------
                                                                 $  981  $  711
                                                                 ======  ======

  Costs incurred for software are expensed as incurred.

  Goodwill

  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired at the acquisition date. Goodwill is being amortized on a straight-line basis over a period of 20 years. Accumulated amortization at December 31, 1995 and 1996 was $318,000 and $384,000, respectively. The Company utilizes the undiscounted operating cash flow method to continuously review the realization of goodwill associated with the acquisitions.

  Warranty Reserve

  The Company and the Predecessor warrant certain of their products against defective workmanship for up to 20 years. The estimated cost of warranty obligations is recognized at the time the related products are sold.

The Purchase Agreement required APC to retain responsibility for a portion of this liability for products sold prior to the acquisition date as follows:

  1. One half of the dollar amount paid pursuant to documented claims for warranty service in excess of $100,000 during any calendar year, and

  2. All liability in excess of $2,500 with respect to each individual claim in excess of $5,000.

  For the years ended December 31, 1994, 1995 and 1996, the Company incurred warranty expense related to its exterior hardboard siding products amounting to $648,000, $679,000 and $705,000, respectively. Warranty expense incurred for the remainder of the Company's product categories is immaterial.

  Recognition of Revenue

  Revenue is recorded on the date goods are shipped to the customer. Sales returns and allowances are recorded as a charge against revenue in the period in which the related sales are recognized.

  Income Taxes

  As of the Inception Date, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recorded for all temporary differences between financial and tax reporting and are the result of differences in the timing of recognition of certain income and expense items for financial and tax reporting.

  Foreign Currency Transactions

  The Canadian dollar is considered the functional currency of ABT Canada. For reporting purposes, assets and liabilities have been translated to U.S. dollars at the rate in effect at the end of the year and income and expense accounts have been translated at average rates in effect during the year. Foreign currency transaction gains and losses are included in income in the periods in which they occur.

  Research and Development

  Costs incurred in connection with the development of new products and manufacturing methods are charged to operations as incurred. Such costs amounted to $902,000, $850,000 and $1,127,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

  Estimates and Assumptions

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  New Accounting Pronouncements

  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 on Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of in fiscal year 1996. The Company also adopted SFAS 123 on Accounting for Stock-Based Compensation as described more fully in Note 9 to the Consolidated Financial Statements. The adoption of SFAS No. 121 and SFAS No. 123 did not have a material impact on the financial position or the results of operations of the Company.

(3) ACQUISITIONS

  On April 3, 1995, the Company acquired KenTech, located in Hopkinsville, Kentucky. The purchase price of KenTech was $14.1 million, which was funded from drawings on the Company's revolving line of credit. The transaction was accounted for under the purchase method of accounting, and accordingly, the Company's consolidated financial statements reflect the results of operations of KenTech from the date of acquisition. The allocation of the purchase price was based on the fair value of the net assets acquired. This allocation was as follows:

   Value assigned to assets and liabilities:
     Cash.............................................................. $   166
     Accounts receivable...............................................   3,616
     Inventories.......................................................   4,237
     Prepaid expenses..................................................      38
     Property, plant and equipment.....................................  10,463
     Other assets......................................................   1,412
     Accounts payable and accrued liabilities..........................  (4,040)
     Other liabilities.................................................  (1,825)
                                                                        -------
       Total purchase price............................................ $14,067
                                                                        =======

  On May 31, 1995, the Company acquired through its wholly-owned subsidiary, ABT Canada, the Vinyl Division of EMCO Limited, located in Acton, Ontario. The purchase price of the Vinyl Division was $33.0 million, which was funded from drawings on the Company's revolving line of credit. The transaction was accounted for under the purchase method of accounting, and accordingly, the Company's consolidated financial statements reflect the results of operations of the Vinyl Division from the date of acquisition. The allocation of the purchase price was based on the fair value of the net assets acquired. This allocation was as follows:

   Value assigned to assets and liabilities:
     Accounts receivable............................................... $ 4,541
     Inventories.......................................................   8,057
     Prepaid expenses..................................................     276
     Property, plant and equipment.....................................  22,022
     Other assets......................................................   7,463
     Accounts payable and accrued liabilities..........................  (8,721)
     Other liabilities.................................................    (622)
                                                                        -------
       Total purchase price............................................ $33,016
                                                                        =======

  Presented below are the unaudited summarized pro forma statements of operations for the years ended December 31, 1994 and 1995. The statements give effect to the purchase of KenTech and the Vinyl Division as if such transactions had taken place on January 1, 1994 and 1995, respectively. These results include certain adjustments, primarily for depreciation, interest and other expenses related to the acquisitions and are not necessarily indicative of what the results would have been had the transactions actually occurred on such dates (in thousands, except per share data).

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           1994        1995
                                                        ----------- -----------
   Net sales........................................... $   265,730 $   263,652
   Net income..........................................      19,307      15,844
   Earnings per common share...........................       $1.51       $1.36
   Average common shares outstanding...................      12,825      11,647

(4) ACCRUED LIABILITIES

  Accrued liabilities as of December 31, 1995 and 1996 consisted of the following (in thousands):

                                                                  1995   1996
                                                                 ------ -------
   Accrued payroll and benefits................................. $4,616 $ 9,145
   Other........................................................  4.036   7,038
                                                                 ------ -------
                                                                 $8,652 $16,183
                                                                 ====== =======

(5) LONG-TERM DEBT

  In November 1993, the Company entered into a credit facility which provided for a line of credit to the Company totaling $75 million. On September 30, 1994, this credit facility was replaced by an amended and restated agreement which provided a line of credit to the Company totaling $125 million. On July 13, 1995, the Company and its bank group executed a second amended and restated credit agreement ("Credit Agreement") which replaced all prior credit agreements. The Credit Agreement provides for a line of credit to the Company totaling $175 million consisting of (i) a $30 million primary revolving credit facility, (ii) a $95 million secondary revolving credit facility ("Secondary Revolver") and (iii) a term loan facility under which the Company borrowed a term loan in the principal amount of $50 million on April 3, 1995. Up to $20 million of the total line of credit may be used for letters of credit. The Credit Agreement matures on September 30, 2002. However, annually, at the request of the Company and at the discretion of the bank group, the maturity may be extended for additional one-year periods. In addition, the Secondary Revolver allows the Company to convert up to $95 million of outstanding principal balance to term loans with a maturity of up to six years from conversion. The Credit Agreement allows the Company to choose among interest rate options, which include the agent bank's base rate of interest in effect from time to time (prime rate) or the prevailing Eurodollar rate, each plus a specific maximum margin. The maximum margin is based on the Company's ratio of indebtedness as a percent of total capitalization (the "Ratio"). However, the Credit Agreement allows the Company to bid out to the individual bank group members each borrowing (the "Bid Rate Loans"). This has resulted in actual margins less than the maximum margins provided for in the Credit Agreement. As of December 31, 1995 and 1996, the interest rate on outstanding revolving loans was 6.52% and 6.40%, respectively. The interest rate on the $50 million term loan borrowed on April 3, 1995 was 7.99%. In addition, the Credit Agreement requires the payment of a quarterly commitment fee, based on the Ratio, ranging from 0.15% to 0.20% per annum of the total commitment, less the average outstanding amounts borrowed and outstanding letters of credit.

  The Credit Agreement is unsecured (except for a pledge of 65% of the capital stock of ABT Canada and a pledge of an intercompany note payable by ABT Canada to the Company) and requires that the Company meet certain covenants which, among other things, require the maintenance of ratios related to leverage and net worth. In addition, the Company is permitted to effect acquisitions so long as, on a pro-forma basis, the Company remains in compliance with the financial covenants specified in the agreement.

  In addition to the Credit Agreement, in September 1995, the Company entered into a $10 million loan agreement as permitted by the Credit Agreement (the "Swing Line"). The Swing Line provides an administratively less complex procedure for temporary borrowings. The terms and conditions under the Swing Line are similar to those of the Credit Agreement. Any indebtedness incurred under the Swing Line could be similarly incurred under the Credit Agreement. Outstanding borrowings under this agreement have been included with Credit Agreement debt.

                                                                DECEMBER 31,
                                                               ----------------
                                                                1995     1996
                                                               -------  -------
   Revolving line of credit................................... $34,500  $50,065
   Term loans.................................................  50,000   50,000
   Capital lease obligations..................................     129        6
                                                               -------  -------
                                                                84,629  100,071
   Less-current maturities....................................    (123)  (9,380)
                                                               -------  -------
     Total long-term debt..................................... $84,506  $90,691
                                                               =======  =======

  The Company has entered into agreements to lease certain property under terms which qualify as capital leases. Capital leases consist primarily of data processing equipment. As of December 31, 1995 and 1996, assets recorded under capital leases were approximately $373,000, net of accumulated amortization of approximately $231,000 and $306,000, respectively.

  Under existing agreements, maturities of long-term debt as of December 31, 1996, including capital lease obligations, are as follows (in thousands):

     1997.............................................................. $  9,380
     1998..............................................................   12,500
     1999..............................................................   12,500
     2000..............................................................   12,500
     2001..............................................................    3,125
     Thereafter........................................................   50,066
                                                                        --------
                                                                        $100,071
                                                                        ========

(6) INCOME TAXES

  The provision for income taxes in the consolidated statements of operations for the years ended December 31, 1994, 1995 and 1996 consists of the following (in thousands):

                                                        1994    1995     1996
                                                       ------- -------  -------
   Current
     Federal.......................................... $ 8,338 $ 7,543  $ 9,510
     State and local..................................   1,521   1,333    2,132
     Foreign..........................................   1,491  (1,286)     215
                                                       ------- -------  -------
   Total Current......................................  11,350   7,590   11,857
                                                       ------- -------  -------
   Deferred
     Federal..........................................   1,967   1,649    2,324
     State and local..................................     526     544      426
     Foreign..........................................     --      824      (97)
                                                       ------- -------  -------
   Total Deferred.....................................   2,493   3,017    2,653
                                                       ------- -------  -------
       Total provision for income taxes............... $13,843 $10,607  $14,510
                                                       ======= =======  =======

  The difference between the United States federal statutory income tax rate and the consolidated effective income tax rate is summarized as follows (in thousands):

                                                      1994    1995     1996
                                                     ------- -------  -------
   Income before income taxes multiplied by statu-
    tory rate....................................... $10,512 $ 9,483  $13,182
   State income tax and other.......................   1,840   1,586    1,210
   Foreign income tax (benefit).....................   1,491    (462)     118
                                                     ------- -------  -------
   Total provision for income taxes................. $13,843 $10,607  $14,510
                                                     ======= =======  =======

  Deferred taxes are determined based on the estimated future tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities, given the provisions of the enacted tax laws. Deferred tax consequences of significant temporary differences existing as of December 31, 1995 and 1996 are as follows (in thousands):

                                                             1995      1996
                                                            -------  --------
   Accrued vacation........................................ $   847  $    563
   Other accruals and reserves.............................    (371)       51
   Inventory burden........................................     169       151
                                                            -------  --------
     Net deferred tax asset................................     645       765
                                                            -------  --------
   Warranty................................................     730       (36)
   Prepaid pension expense.................................     285       469
   Depreciation............................................  (9,396)  (15,186)
   Canadian net operating loss and investment tax carryo-
    ver....................................................     287     3,170
   Deferred financing costs................................    (142)      (97)
                                                            -------  --------
     Deferred tax liability................................  (8,236)  (11,680)
                                                            -------  --------
                                                            $(7,591) $(10,915)
                                                            =======  ========

  Tax benefits arising from the exercise of stock options in the amount of $373,000, $176,000 and $815,000 are not reflected in the current tax provisions for the years ended December 31, 1994, 1995 and 1996, respectively. These amounts were credited directly to additional paid-in capital. At December 31, 1996, the Company's Canadian operation had available tax net operating losses and investment tax credits of $6,481,000 and $577,000, respectively which will begin to expire in 2001 and 2004, respectively.

(7) EMPLOYEE BENEFIT PLANS

  The Company maintains a noncontributory, defined benefit pension plan covering substantially all U.S. employees. Pension plan costs are funded in compliance with the Employee Retirement Income Security Act of 1974 "ERISA" requirements. The following table sets forth the funded status of the plan at January 1, 1996 and 1997 (in thousands):

                                                               1996     1997
                                                              -------  -------
   Actuarial present value of benefit obligation--
     Vested benefits......................................... $42,342  $41,318
     Nonvested benefits......................................     813      370
                                                              -------  -------
   Accumulated benefit obligation............................  43,155   41,688
   Effect of projected future compensation levels............   6,767    7,012
                                                              -------  -------
   Projected benefit obligation..............................  49,922   48,700
   Plan assets at fair value.................................  49,010   46,902
                                                              -------  -------
   Projected benefit obligation (in excess of) plan assets...    (912)  (1,798)
   Unrecognized prior service cost...........................     397      770
   Unrecognized net loss.....................................     422      955
                                                              -------  -------
   Pension (liability) recorded in balance sheets............ $   (93) $   (73)
                                                              =======  =======

  The assumptions used to measure the projected benefit obligation and to compute the expected long-term return on assets for the plan is as follows:

                                                               1994  1995  1996
                                                               ----  ----  ----
   Discount rate.............................................. 9.0%  7.5%  7.5%
   Average increase in compensation levels.................... 4.5   4.5   4.5
   Expected long-term return on assets........................ 9.0   9.0   9.0

  The plan's assets consist primarily of common stocks, bonds and cash equivalents.

  Net periodic pension costs for the defined benefit pension plan for the years ended December 31, 1994, 1995 and 1996 include the following components (in thousands):

                              1994    1995    1996
                             ------  ------  ------
   Service cost on benefits
    earned during the peri-
    od.....................  $1,089  $1,029  $1,432
   Interest cost on pro-
    jected benefit obliga-
    tion...................   3,210   3,353   3,696
   Expected return on plan
    assets.................  (3,752) (3,602) (4,361)
   Amortization cost.......    (263)    (70)     54
                             ------  ------  ------
   Net periodic pension
    cost...................  $  284  $  710  $  821
                             ======  ======  ======

  Certain employees whose benefits under the plan have been reduced as the result of recent formula changes or who are otherwise designated by the Compensation Committee, may accrue additional benefits under supplemental nonqualified plans which the Company has established. The cost of these plans was approximately $246,000, $220,000 and $390,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The accumulated benefit obligation of these plans was $732,000 and $1,056,000 as of December 31, 1995 and 1996, respectively. The projected benefit obligation of the plans was $998,000 and $1,453,000 as of December 31, 1995 and 1996, respectively. The plans are not funded, thus plan assets at December 31, 1995 and 1996 were $0. The pension liability recorded in the consolidated balance sheets is $592,555 and $862,399 at December 31, 1995 and 1996, respectively. The actuarial assumptions used for these plans are the same as those used to measure the defined benefit plan funded in compliance with ERISA requirements.

  The Company maintains no post-retirement benefits other than pensions.

  The Company is in the process of finalizing the pension asset and liability transfer with CPFP and EMCO Limited, as it relates to the acquisitions of Canexel and the Vinyl Division (Note 3). CPFP and EMCO Limited retained the obligation for all participants retired prior to the acquisition date. Pension expense for the years ended December 31, 1995 and 1996 was approximately $156,000 and $201,000.

(8) LEASES

  The Company is party to numerous leases, principally for vehicles, administrative and sales offices and warehouses. Rent expense under operating leases was approximately $1,693,000, $2,219,000 and $2,967,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

  At December 31, 1996, future minimum annual rental commitments were as follows (in thousands):

                                                                       OPERATING
                                                                         LEASES
                                                                       ---------
   1997...............................................................  $2,410
   1998...............................................................   2,150
   1999...............................................................   1,247
   2000...............................................................   1,002
   2001 and thereafter................................................     387
                                                                        ------
     Total minimum lease payments.....................................  $7,196
                                                                        ======

(9) STOCKHOLDERS' EQUITY

  On February 16, 1994, the major shareholders of the Company completed a secondary offering of 3,415,000 shares. The costs incurred were charged to additional paid-in capital and amounted to approximately $600,000.

  Commencing the third quarter of 1994, the Board of Directors authorized the repurchase of up to 2,200,000 shares of the Company's common stock in the open market. Treasury shares repurchased amounted to 591,000 in 1995 and 115,000 in 1996. At December 31, 1996, the Company had 1,685,000 treasury shares. Accordingly, the cost to repurchase the treasury shares has been recorded in stockholders' equity.

  The Board of Directors and stockholders of the Company adopted a Stock Option Plan pursuant to which members of management and other employees of the Company may be granted options to purchase up to an aggregate of 3,100,000 shares of common stock. At the Inception Date, certain officers of the Company were granted options to purchase 1,120,000 shares of common stock at an exercise price of $2.50 per share, the fair market value as of the date of grant. Options generally become exercisable ratably over a four-year period and expire ten years after the date of the grant. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's 1995 and 1996 net income and earnings per share would have been reduced to the following pro forma amounts:

                                                        1995                  1996
                                                     -----------           -----------
     Net Income:               As Reported           $16,487,000           $23,152,000
                               Pro Forma              15,539,000            21,905,000
     Earnings per Share:       As Reported                 $1.42                 $2.01
                               Pro Forma                    1.33                  1.90

  Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  The following table provides summary information regarding stock options granted under the Stock Option Plan:

                                   1994                1995                1996
                            ------------------- ------------------- -------------------
                                         1994                1995                1996
                                       WEIGHTED            WEIGHTED            WEIGHTED
                                       AVG. EX.            AVG. EX.            AVG. EX.
                             OPTIONS    PRICE    OPTIONS    PRICE    OPTIONS    PRICE
                            ---------  -------- ---------  -------- ---------  --------
   Outstanding at January
    1...................... 1,624,000    $  6   1,910,750    $ 9    2,376,360    $11
   Granted.................   361,750      22     529,860     19       24,400     20
   Exercised...............   (75,000)      3     (31,800)     3     (172,393)     7
   Cancelled...............       --      --      (32,450)    17      (42,710)    17
                            ---------    ----   ---------    ---    ---------    ---
   Outstanding at December
    31..................... 1,910,750       9   2,376,360     12    2,185,657     12
                            =========    ====   =========    ===    =========    ===
   Exercisable at December
    31.....................   795,000       3   1,022,960      6    1,299,532      7
                            =========    ====   =========    ===    =========    ===

  The weighted average fair value of options granted for 1995 and 1996 was $12.44 and $12.28, respectively. 942,000 of the 2,185,657 options outstanding at December 31, 1996 have exercise prices of $2.50 with a weighted average remaining contractual life of 6 years. All of these options are exercisable. 635,932 of the options outstanding have exercise prices between $13.00 and $19.50 with a weighted average exercise price of $15.49 and a weighted average remaining contractual life of 7 years. The remaining 607,725 options have exercise prices between $19.75 and $29.50 with a weighted average exercise price of $22.53 and a weighted average remaining contractual life of 8 years. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of 7.13% and 6.35%; expected dividend yield of 0%; expected lives of 10 years; expected volatility of 42.00% and 38.04%.

(10) COMMITMENTS AND CONTINGENCIES

  Under the terms of the asset purchase agreements between the Company and APC, CPFP and EMCO Limited, such entities agreed to indemnify the Company for certain liabilities or obligations of the Predecessor, Canexel and the Vinyl Division respectively, arising on or prior to the change in ownership including liabilities related to environmental, product liability and litigation matters. In connection with such transactions, as well as the acquisition of KenTech, the Company assumed various liabilities and obligations under product warranties with respect to products manufactured prior to the change in ownership.

  Litigation

  On August 30, 1995, the Company completed negotiations with Michigan environmental authorities regarding a consent judgment providing for an odor emissions abatement program at its Alpena, Michigan, facility. The program provides for phased installation of controls to effect a staged reduction of the facility's emissions of odors into the air. It is estimated that capital expenditures of approximately $6 million to $12 million will be required in order to attain compliance with the program. (To date the Company has expended approximately $6 million.) It is the Company's position that costs incurred in complying with the consent judgment will be borne in whole or in part by Abitibi-Price Corporation ("APC"), as the prior owner of the Alpena facility, and APC's corporate parent Abitibi-Price, Inc. ("API"). Accordingly, on November 27, 1995, the Company and ABTco commenced an action against APC and API in the Circuit Court for the County of Oakland, Michigan, (ABT Building Products Corporation and ABTco, Inc. v. Abitibi-Price Corporation and

Abitibi-Price, Inc., Case No. 95-508819-CK), seeking to recover damages incurred in connection with the remediation, correction and control of odor emissions at the Alpena facility. The complaint initially asserted claims for breach of contract, fraudulent non-disclosure and fraudulent misrepresentation. The Company and ABTco have determined not to pursue the claims for fraudulent non-disclosure and fraudulent misrepresentation, and a stipulated order to that effect was filed on May 9, 1996. The Company and ABTco are proceeding with their claims for breach of contract. Discovery has been completed. The Company and ABTco have moved for summary judgment on liability only; APC and API have moved for summary judgment dismissing the remaining claims in the complaint. Trial is currently scheduled for April 7, 1997.

  The Company and ABTco have been named as defendants in a class action and three separate putative class actions arising from hardboard siding manufactured, distributed, or sold by them or by APC or API:

    (1) Fyola et al. v. ABT Building Products Corporation et al., Docket No. 95-12854, Court of Common Pleas of Allegheny County, Pennsylvania.

    On August 8, 1995, plaintiffs Glenn Fyola, Patricia Fyola, Joyce D'Antonio, and Kenneth Hyre filed this action in the Court of Common Pleas of Allegheny County, Pennsylvania against the Company. Plaintiffs alleged that they were suing on behalf of themselves and a putative class composed of residential homeowners who reside in Pennsylvania and whose homes have or had for their exterior siding a hardboard product which was allegedly manufactured, distributed, or sold by the Company. The original complaint alleged that the exterior siding on plaintiffs' homes had prematurely rotted, warped, buckled, and deteriorated. Plaintiffs asserted purported claims for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, violation of the Pennsylvania Unfair Trade Practice and Consumer Protection Law, and deceit by concealment. Plaintiffs, on behalf of themselves and the putative class, sought compensatory and punitive damages in unspecified amounts, including economic damages, treble damages under the Pennsylvania Unfair Trade Practice and Consumer Protection Law, and an award of attorneys' fees.

    The Company filed an "Answer and New Matter" on October 31, 1995, that denied all material allegations of the complaint and asserted affirmative defenses. The Company also filed a third-party complaint against additional defendants APC and Maronda Homes, Inc. The third-party complaint asserted a single count against APC. In that count, the Company alleged that the hardboard siding at issue was manufactured by APC and that, as a result, APC "may be solely liable for the causes of action pleaded by plaintiffs assuming arguendo said causes of action have any validity." The third-party complaint also asserted a single count against Maronda Homes, Inc. In that count, the Company asserted that to the extent any hardboard siding involved in the case was manufactured by ABTco (which the Company denies), and to the extent any such siding exhibited any abnormal condition, that abnormal condition was a direct result of improper installation of the siding by Maronda Homes, Inc. and its failure to follow applicable building codes and application instructions. The Company's third-party complaint asked that, should the Company be held liable to plaintiffs or the putative class in any respect, judgments be entered against APC and Maronda Homes, Inc., holding each of them solely liable to plaintiffs, liable over to the Company by way of contribution and/or indemnity, or jointly and severally liable to plaintiffs with the Company.

    On February 5, 1996, plaintiffs filed an amended complaint adding ABTco and APC as defendants. Plaintiffs allege that hardboard exterior siding on their homes has prematurely rotted, warped, buckled, and deteriorated. Plaintiffs and the putative class are seeking compensatory damages in unspecified amounts, including economic damages, treble damages under the Pennsylvania Unfair Trade Practice and Consumer Protection Law, and an award of attorneys' fees from the Company, ABTco and APC.

    The action was removed to the United States District Court for the Western District of Pennsylvania. By order dated November 25, 1996, that Court remanded the action to the Court of Common Pleas for Allegheny County.

    In response to the amended complaint, defendants filed an "Answer and New Matter" dated December 27, 1996, that denies all material allegations of the amended complaint and asserts affirmative defenses. Plaintiffs are currently seeking discovery from defendants. The action has not been certified as a class action.

    The Company and ABTco intend to defend the action vigorously.

    (2) Foster et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-Price, Inc. and Abitibi-Price Corporation, Docket No. 96-0069-AH-M, United States District Court for the Southern District of Alabama.

    On December 21, 1995, plaintiffs Thomas and Linda Foster brought this action in the Circuit Court of Choctaw County, Alabama, on behalf of themselves and a class generally composed of all individuals and entities
  (i) that own or owned property in the United States on which hardboard siding manufactured, distributed, or sold by the Company, ABTco, API, or APC has been installed and (ii) that have already suffered (or will suffer within the warranty period) alleged damage because, according to plaintiffs, such siding prematurely rots, buckles, swells, cracks or otherwise deteriorates. Plaintiffs filed an amended complaint on July 10, 1996. Plaintiffs and the putative class are seeking compensatory damages and an award of attorneys' fees. The complaint alleges that the "amount in controversy is in the millions of dollars classwide and is typically several thousand dollars for each plaintiff and individual class member."

    On December 22, 1995, this action was conditionally certified as a class action by ex parte order.

    On January 23, 1996, defendants removed the action to the United States District Court for the Southern District of Alabama. By order dated September 10, 1996, that court denied plaintiffs' motion to remand the action to the Circuit Court of Choctaw County, Alabama. By order dated December 31, 1996, that court denied plaintiffs' motion for reconsideration of its order of September 10, 1996, or in the alternative for certification of that order for interlocutory appeal. Counsel for plaintiffs have stated that plaintiffs may file a petition for writ of mandamus with the United States Court of Appeals for the Eleventh Circuit seeking to overturn the district court's denial of plaintiffs' motion to remand the action. To the best of our knowledge, plaintiffs have not yet filed such a petition.

    The parties are currently discussing a schedule for discovery concerning issues that are relevant to class certification. After certification-related discovery is completed, the conditional order of certification already entered in the action may be challenged.

    The Company and ABTco intend to defend the action vigorously.

    (3) Dunn et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-Price, Inc. and Abitibi-Price Corporation, Docket No. 96-CVS7690, Superior Court of Forsyth County, North Carolina.

    On December 27, 1996, plaintiffs William Dunn and Paul and Teresa Sullivan brought this action on behalf of themselves and a putative class generally composed of all individuals and entities (i) that own or owned property in the United States on which hardboard siding manufactured, distributed, or sold by the Company, ABTco, API or APC has been installed and (ii) that have already suffered (or will suffer within the warranty period) alleged damage because, according to plaintiffs, such siding prematurely rots, buckles, swells, cracks or otherwise deteriorates. Plaintiffs and the putative class are seeking compensatory damages and an award of attorneys' fees. The complaint alleges that the "aggregate amount in controversy is in the millions of dollars classwide." This action has not been certified as a class action. On January 28, 1997, all defendants moved to abate or stay the action. That motion was argued on February 14, 1997. At the conclusion of the argument, the court denied the motion to abate but granted the motion to stay. The parties are currently deliberating over the form of the order, inter alia, specifying the duration of the stay.

    The Company and ABTco intend to defend the action vigorously.

    (4) Ezzell et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-Price, Inc. and Abitibi-Price Corporation, No. 97-CVS-167, Superior Court of Onslow County, North Carolina.

    On January 21, 1997, plaintiffs John and Rosemary Ezzell filed this action on behalf of themselves and a putative class generally composed of all individuals and entities (i) that own or owned property in the United States on which hardboard siding manufactured, distributed, or sold by the Company, ABTco, API, or APC has been installed and (ii) that have already suffered (or will suffer within the warranty period) alleged damage because, according to plaintiffs, such siding prematurely rots, buckles, discolors, deteriorates, and otherwise does not perform as expressly represented or warranted, and/or would not perform in accordance with the reasonable expectations of class members and other consumers that such siding is durable, suitable and proper to be used on personal residences or other properties. The complaint alleges that "the aggregate amount in controversy is typically several thousand dollars for each plaintiff and individual class member." The action has not been certified as a class action.

    The Company is considering filing a motion to stay further proceedings in this action that would be similar to the motion filed in Dunn v. ABTco, Inc. et al., as discussed above.

    The Company and ABTco intend to defend the action vigorously.

    In addition, the Company is a party to various other legal proceedings arising in the ordinary course of business, none of which, in management's opinion, is expected to have a material adverse effect on the Company's operating results or financial condition.

  Commitments

    In November 1995, the Board of Directors approved plans for the construction of a facility which will manufacture a fiber-reinforced cement plank or panel, which will have a Class 1 fire rating and is both moisture and insect resistant. The product, initially for use as exterior siding, will be produced in a variety of simulated woodgrain surfaces, including fir and cedar. On December 12, 1995, the Company executed an agreement with J.M. Voith AG to provide the primary production equipment for this facility. It is anticipated that the plant will be completed in mid-1997. The estimated cost of construction is $55 million.

(11) RELATED-PARTY TRANSACTIONS

  The Company entered into an agreement with Kohlberg & Co. to provide management services for an annual fee of $95,000, plus out-of-pocket expenses. Payments under this agreement for the years ended December 31, 1994, 1995 and 1996 were approximately $124,000, $114,000 and $103,000, respectively.

  At December 31, 1993, the Company had a $500,000 loan outstanding to an officer of the Company. For financial reporting purposes, the transaction is reflected as an offset to stockholders' equity. This loan was repaid during 1994.

(12) SUPPLEMENTAL CASH FLOW DISCLOSURE

  In addition to the information provided in the Statements of Cash Flows, the following is a supplemental disclosure of cash flow information for the years ended December 31, 1994, 1995 and 1996 (in thousands):

                                                            1994   1995   1996
                                                           ------ ------ ------
   Cash paid during period for--
     Interest............................................. $1,315 $4,834 $8,017
     Income taxes......................................... 11,059 10,833  7,124

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

  Dollar amounts are in thousands, except per share data.

                          FIRST QUARTER  SECOND QUARTER   THIRD QUARTER  FOURTH QUARTER
                         --------------- --------------- --------------- ---------------
                          1995    1996    1995    1996    1995    1996    1995    1996
                         ------- ------- ------- ------- ------- ------- ------- -------
Net sales............... $53,712 $74,362 $62,892 $82,549 $66,694 $88,435 $56,809 $75,056
Gross profit............  16,136  21,062  17,235  24,469  17,545  26,456  12,982  21,064
Operating income........   9,626  10,880   9,777  12,577   8,582  13,209   5,042   7,776
Net income..............   5,409   5,481   5,033   6,552   4,074   6,894   1,971   4,225
Net income per common
 share..................     .46     .48     .43     .57     .35     .60     .17     .36

(14) CONCENTRATION OF BUSINESS/GEOGRAPHIC INFORMATION

  The Company's operations involve a single industry segment; the design, manufacture, sale and support of building products. No single customer accounts for more than 10% of net sales.

  Prior to 1994, revenues and operating income were generated by U.S. operations. Subsequent to the acquisition of Canexel in 1994 and the Vinyl Division in 1995, revenues and operating income are derived from U.S. and Canadian operations. The following table provides summary information for the years ended December 31, 1994, 1995 and 1996 (in millions):

                                                             1994   1995   1996
                                                            ------ ------ ------
Revenues
  U.S. Operations.......................................... $173.4 $192.6 $233.6
  Canadian Operations......................................   29.9   47.5   86.8
                                                            ------ ------ ------
    Total Revenues.........................................  203.3  240.1  320.4
                                                            ====== ====== ======
Operating Income
  U.S. Operations..........................................   33.3   31.6   38.1
  Canadian Operations......................................    4.4    1.4    6.3
                                                            ------ ------ ------
    Total Operating Income.................................   37.7   33.0   44.4
                                                            ====== ====== ======
Assets
  U.S. Operations..........................................  123.2  156.5  193.4
  Canadian Operations......................................   20.3   54.3   66.9
                                                            ------ ------ ------
    Total Assets........................................... $143.5 $210.8 $260.3
                                                            ====== ====== ======

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ABT Building Products Corporation:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of ABT Building Products Corporation and Subsidiaries (the "Company") included in this Form 10-K and have issued our report thereon dated January 20, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on the index on page 19 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                      /s/Arthur Andersen LLP

                                       Arthur Andersen LLP

Chicago, Illinois, January 20, 1997

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         ACCOUNTS RECEIVABLE ALLOWANCES
                                 (IN THOUSANDS)

                                             FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1994        1995        1996
                                            ----------  ----------  ----------
Balance, beginning of period............... $    1,330  $    1,433  $    2,452
Provision for discounts and allowances.....      7,256       7,948      12,014
Discounts and allowances taken.............     (7,153)     (6,929)     (9,436)
                                            ----------  ----------  ----------
Balance, end of period..................... $    1,433  $    2,452  $    5,030
                                            ==========  ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company, and their ages as of February 28, 1997, are as follows:

        NAME                          AGE                  POSITION
        ----                          ---                  --------
George T. Brophy(1)..................  62 Chairman, President and Chief Executive
                                           Officer
William J. Adams.....................  55 Executive Vice President--Exterior Products
                                           Group
J. Phillipe Latreille................  58 Executive Vice President--International and
                                           Corporate Marketing
Michael A. Lupo......................  64 Executive Vice President, Chief Financial
                                           Officer and Secretary
Richard E. Parker....................  55 Executive Vice President--Interior Products
                                           Group
Warner C. Frazier(2).................  64 Director
Samuel P. Frieder(1)(2)(3)...........  32 Director
James A. Kohlberg(1).................  39 Director
Jerome Kohlberg Jr...................  71 Director
George W. Peck IV(3).................  65 Director
Nelson J. Rohrbach(2)(3).............  56 Director
W. Dexter Paine, III.................  36 Director

--------
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee

  Jerome Kohlberg Jr. is the father of James A. Kohlberg; there are no other family relationships among any of the directors or executive officers of the Company. All of the current directors became directors of the Company in October 1992 at the time of the Acquisition, except Mr. Frieder (appointed a director in April 1993), Messrs. Frazier and Rohrbach (appointed in October
1993) and Mr. Paine (appointed in February 1996).

  The Board of Directors has established an Executive Committee, an Audit Committee and a Compensation Committee. The Executive Committee generally exercises the powers of the Board of Directors when the board is not in session, subject to the limitations of Delaware Law, and has the ability to approve expenditures of up to $1.0 million. The Audit Committee oversees actions taken by the Company's independent auditors and recommends the engagement of auditors. The Compensation Committee approves the compensation of executives of the Company, makes recommendations to the Board of Directors with respect to standards for setting compensation levels and administers the Company's incentive plans.

  Directors do not currently receive compensation from the Company for their services as directors, except that Messrs. Frazier and Rohrbach receive a retainer of $12,000 per annum plus $1,000 for each day on which a board and/or committee meeting is attended. All directors are reimbursed for expenses incurred in connection with attendance at meetings.

  The following is a background description of the executive officers and directors of the Company:

  George T. Brophy has been Chairman, President and Chief Executive Officer of the Company since October 1992. From 1983 to 1988, Mr. Brophy was President, Chief Executive Officer and a director of Morgan Products

Ltd., a building products company ("Morgan"), and was a private business consultant from 1988 to 1992. From 1966 to 1980, Mr. Brophy served in various positions at Masonite Corporation ("Masonite"), including Executive Vice President, Chief Operating Officer and director. Mr. Brophy is also a director of Banta Corporation, a printing company, and Simplicity Manufacturing, Inc., a manufacturer of outdoor power equipment ("Simplicity").

  William J. Adams has been Executive Vice President of the Exterior Products Group since December 1995. From September 1994 to December 1995, Mr. Adams was the Executive Vice President of the Siding Division. Mr. Adams was the Hardboard/Plastics Division's Vice President of Marketing and Sales since October of 1992. From 1990 to 1992, Mr. Adams was President and Chief Executive Officer of Vanderpool Electric Company. From 1987 to 1990, Mr. Adams was President and Chief Executive Officer of Harris-Tarkett, Inc., a manufacturer of hardwood flooring.

  J. Phillipe Latreille has been Executive Vice President of the Company since November 1993. From 1983 to 1992, Mr. Latreille was Vice President of Corporate Marketing with Morgan. Earlier in his career Mr. Latreille held various management positions at Masonite for a period of 20 years. Mr. Latreille is also a director of Associated Bank, N.A., a commercial bank.

  Michael A. Lupo has been Executive Vice President and Chief Financial Officer of the Company since June 1993. From June 1991 to June 1993, Mr. Lupo was Chairman and a director of BackStage Music Network, Inc., a corporation engaged in the provision of music instructional services. From 1983 to 1991, Mr. Lupo was Executive Vice President, Chief Financial Officer and a director of Morgan. Prior to that time, Mr. Lupo held various financial and management positions in other industries.

  Richard E. Parker has been the Company's Executive Vice President of the Interior Products Group since December 1995. From October 1992 through Decmber 1995 Mr. Parker was the Executive Vice President of the Hardboard/Plastics Division. From 1990 to October 1992, Mr. Parker served as Vice President and General Manager of the Bend Door & Millwork Company. From 1986 to 1990, Mr. Parker was Executive Vice President of the Manufacturing Division of Morgan. Earlier in his career, Mr. Parker held sales, distribution, marketing and general management positions at Masonite for a period of 13 years.

  Warner C. Frazier has been Chairman and Chief Executive Officer of Simplicity since March 1988. He is also a director of Northwestern Steel and Wire Company, a manufacturer of steel and wire ("Northwestern"), and Rexworks, Inc., a manufacturer of landfill compactors.

  Samuel P. Frieder joined Kohlberg & Co. in 1989 and was named a principal in 1995.

  James A. Kohlberg has been a principal of Kohlberg & Co. since 1987. Mr. Kohlberg is also a director of Northwestern.

  Jerome Kohlberg Jr. has been a principal of Kohlberg & Co. since 1987. Mr. Kohlberg is also a director of Fred Meyer, Inc., a retailer.

  George W. Peck IV has been a principal of Kohlberg & Co. since 1987. Mr. Peck is also a director of ABC Rail Products Corporation, a manufacturer of specialty trackwork and other rail products; The Lion Brewery, Inc., a producer and bottler of brewed beverages, including specialty beers and specialty soft drinks; and Northwestern.

  Nelson J. Rohrbach has been a consultant since January 1996. From March 1994 to December 1995, Mr. Rohrbach was President and Chief Executive Officer of Cleo Inc., a manufacturer of gift wrap and accessories. From February 1989 to March 1994, Mr. Rohrbach was President and Chief Executive Officer of The Paper Factory of Wisconsin, Inc., a chain of retail party stores.

  W. Dexter Paine, III has been a principal of Kohlberg & Co. since March 1994. From 1987 to 1994, he was managing director of Robertson Stephens & Company, an investment banking firm.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Shareholders to be held April 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Shareholders to be held April 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Shareholders to be held April 30, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

             SIGNATURES                        TITLE                 DATE

    /s/ George T. Brophy               Chairman of the          March 22, 1997
-------------------------------------   Board, Chief
          GEORGE T. BROPHY              Executive Officer
                                        (Principal
                                        Executive Officer)

    /s/ Michael A. Lupo                Executive Vice           March 22, 1997
-------------------------------------   President, Chief
           MICHAEL A. LUPO              Financial Officer,
                                        Secretary
                                        (Principal
                                        Financial Officer)

    /s/ Joseph P. O'Neill              Controller (Chief        March 22, 1997
-------------------------------------   Accounting Officer)
          JOSEPH P. O'NEILL

    /s/ Samuel P. Frieder              Director                 March 22, 1997
-------------------------------------
          SAMUEL P. FRIEDER

    /s/ James A. Kohlberg              Director                 March 22, 1997
-------------------------------------
          JAMES A. KOHLBERG

    /s/ Jerome Kohlberg Jr.            Director                 March 22, 1997
-------------------------------------
         JEROME KOHLBERG JR.

    /s/ George W. Peck IV              Director                 March 22, 1997
-------------------------------------
          GEORGE W. PECK IV

    /s/ Warner C. Frazier              Director                 March 22, 1997
-------------------------------------
          WARNER C. FRAZIER

    /s/ Nelson J. Rohrbach             Director                 March 22, 1997
-------------------------------------
         NELSON J. ROHRBACH

    /s/ W. Dexter Paine, III.          Director                 March 22, 1997
-------------------------------------
        W. DEXTER PAINE, III.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.Financial Statements

    2.Exhibits

     Reference is made to the Index to Exhibits beginning on this page.

                                 EXHIBIT INDEX

 EXHIBIT DESCRIPTION
 ------- -----------
  3.1    Amended and Restated Certificate of Incorporation of ABT Building
         Products Corporation, as amended to date (incorporated by reference to
         Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File
         No. 33-61676)).
  3.2    Amended and Restated By-Laws of ABT Building Products Corporation
         (incorporated by reference to Exhibit 3.2 to the Company's
         Registration Statement on Form S-1 (File No. 33-61676)).
  4.1    Form of certificate representing shares of the Common Stock of the
         Company (incorporated by reference to Exhibit 4.1 to the Company's
         Registration Statement on Form S-1 (File No. 33-61676)).
 10.1    Asset Purchase Agreement, dated September 25, 1992, by and between
         Abitibi-Price Corporation ("APC") and the Company (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
         Form S-1 (File No. 33-61676)).
 10.2    First Amendment to Asset Purchase Agreement, dated as of October 16,
         1992, by and between APC and the Company (incorporated by reference to
         Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File
         No. 33-61676)).
 10.3    Amended and Restated Escrow Agreement, dated December 15, 1993, among
         APC, the Company and NBD Bank, N.A. (incorporated by reference to
         Exhibit 10.3 to the Company's Registration Statement on FormS-1 (File
         No. 33-73732)).
 10.4    IWA Labor Contract Assumption Agreement, dated as of October 20, 1992, by and between Local III-260, International Woodworkers of America,
         AFL-CIO-CLC and ABT (incorporated by reference to Exhibit 10.4 to the
         Company's Registration Statement on Form S-1
         (File No. 33-61676)).
 10.5    USW Labor Contract Assumption Agreement, dated as of October 20, 1992, by and between Local 7923 of the United Steelworkers of America, AFL-
         CIO and ABT (incorporated by reference to Exhibit 10.5 to the
         Company's Registration Statement on Form S-1 (File No. 33-61676)).
 10.6    Trademark License Agreement, dated as of October 20, 1992, by and between APC and ABT (incorporated by reference to Exhibit 10.6 to the
         Company's Registration Statement on Form S-1 (File No. 33-61676)).
 10.7    Stockholders Agreement, among the Company, KABT Acquisition Company,
         L.P. and KABT II Acquisition Company, L.P., George T. Brophy, Richard
         E. Parker, William J. Adams, and others dated as of October 20, 1992
         (incorporated by reference to Exhibit 10.7 to the Company's
         Registration Statement on Form S-1 (File No. 33-61676)).
 10.8    ABT Building Products Corporation--Amended and Restated Stock Option
         Plan (adopted April 22, 1993 (incorporated by reference to Exhibit
         10.8 to the Company's Registration Statement on Form S-1 (File No. 33-
         61676)).
 10.9    ABT Building Products Corporation--1994 Director Stock Option Plan
         (incorporated by reference to Exhibit 4(c) to the Company's
         Registration Statement on Form S-8 (File No. 33-82606)).
 10.10   Employment Agreement between the Company and George T. Brophy, dated as of October 20, 1992 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 33-61676)).

 EXHIBIT DESCRIPTION
 ------- -----------
 10.11   ABT Building Products Corporation--1994 Employee Stock Option Plan
         (incorporated by reference to Exhibit 4(c) to the Company's
         Registration Statement on Form S-8 (File No. 33-82606)).
 10.13   Amended and Restated Revolving and Term Credit Agreement, dated as of
         July 13, 1995, between the Company and Comerica Bank, as agent
         (incorporated by reference to Exhibit 10.13 to the Company's Annual
         Report Form 10-K for the year ended December 31, 1995 (File No. 0-
         21856)).
 10.14   Summary of ABT Building Products Corporation Bonus Plan (adopted April
         22, 1993) (incorporated by reference to Exhibit 10.14 to the Company's
         Registration Statement on Form S-1
         (File No. 33-61676)).
 10.15   Labor Agreement between ABTco Inc., Alpena Plant and Local III-
         26010.15 International Woodworkers of America AFL-CIO-CLC, 1992-1996
         Contract (incorporated by reference to Exhibit 10.15 to the Company's
         Registration Statement on Form S-1 (File No. 33-61676)).
 10.16   Labor Agreement between Abitibi-Price Corporation Building Products
         Group, Alpena Plant and United Steelworkers of America Local 7923 AFL-
         CIO, 1992-1996 Contract (incorporated by reference to Exhibit to the
         Company's Registration Statement on Form S-1 (File No. 33-61676)).
 10.17   Settlement Agreement between ABT Building Products Corporation and APC
         (incorporated by reference to Exhibit 10.17 to the Company's
         Registration Statement on Form S-1(File No. 33-61676)).
 10.18   Asset Purchase Agreement, dated as of January 26, 1994, between
         Canadian Pacific Forest Products Limited and ABT Building Products
         Canada, Limited (incorporated by reference to Exhibit 10.18 to the
         Company's Registration Statement on Form S-1 (File No. 33-73732)).
 10.19   Asset Purchase Agreement, dated as of May 5, 1995, between EMCO
         Limited and ABT Building Products Canada, Limited (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K
         dated June 14, 1995 (File No. 0-21856)).
 10.20   Consent Judgement between the Company and the Michigan Department of
         Natural Resources (incorporated by reference to Exhibit 10.1 to the
         Company's Quarterly Report for the Quarter Ended September 30, 1995
         (File No. 0-21856)).
 10.21   Equipment Purchase Contract between the Company and J.M. Voith
         Aktiengesselschaft. (incorporated by reference to Exhibit 10.21 to the
         Company's Annual Report Form 10-K for the year ended December 31, 1995
         (File No. 0-21856)).
 10.22   Form of Indemnification Agreement Between the Company and its
         Directors and Officers. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report Form 10-K for the year ended December 31,
         1995 (File No. 0-21856)).
 10.23   ABT Building Products Corporation Executive Severance Policy
         (incorporated by reference to Exhibit 10.23 to the Company's Annual
         Report Form 10-K for the year ended December 31, 1995 (File No. 0-
         21856)).
 11.1    Computation of Earnings per Share.
 21.1    List of Subsidiaries of the Company.
 27      Financial Data Schedule.