Form 10-Q
period 1997-03-31
ABT BUILDING PRODUCTS CORP
filed 1997-05-12
CIK 902476

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                               __________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               __________________

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 1997
                         COMMISSION FILE NUMBER 0-21856

                       ABT BUILDING PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   13-3684348
  ------------------------------              ------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

                  ONE NEENAH CENTER, NEENAH, WISCONSIN  54956
                  -------------------------------------------
              (Address of principal executive offices) (Zip Code)

  Registrant's telephone number, including area code:  (414) 751-8611
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
                                                        -------    --------

     As of the close of business on May 14, 1997, the registrant had out standing 10,526,160 shares of Common Stock.

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES


                                     INDEX


PART I:  FINANCIAL STATEMENTS                                        PAGE NUMBER
-----------------------------                                        -----------

     Unaudited Balance Sheets as of December 31, 1996
     and March 31, 1997                                                   3

     Unaudited Statements of Income for the three
     months ended March 31, 1996 and March 31, 1997                       4

     Unaudited Statements of Cash Flows for the three
     months ended March 31, 1996 and March 31, 1997                       5

     Condensed Notes to Unaudited Financial
     Statements                                                      6 - 13

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                  14 - 17



PART II:  OTHER INFORMATION                                              18
---------------------------

     Signature Page                                                      20

              ABT Building Products Corporation and Subsidiaries
                                Balance Sheets
                                (in thousands)

                                                      December 31, 1996        March 31, 1997
                                                      -----------------        --------------
                                                                                 (unaudited)
                         Assets
 CURRENT ASSETS
   Cash and cash equivalents                          $         24             $      1,501
   Accounts receivable, less allowances of
    $5,030 and $5,221, respectively                         31,278                   46,526
   Inventories                                              47,237                   55,886
   Prepaid expenses                                          4,468                    6,086
   Deferred tax assets                                         765                    1,211
                                                      ------------             ------------
   Total Current Assets                                     83,772                  111,210
                                                      ------------             ------------


 PROPERTY, PLANT AND EQUIPMENT
   Land                                                      2,968                    2,968
   Buildings and improvements                               28,700                   28,773
   Machinery and equipment                                 108,975                  108,893
   Furniture and fixtures                                    3,947                    4,031
   Construction in progress                                 45,525                   62,590
                                                      ------------             ------------
                                                           190,115                  207,255
   Less-Accumulated depreciation                           (25,646)                 (28,507)
                                                      ------------             ------------
    Net property, plant and equipment                      164,469                  178,748

 OTHER ASSETS, Net                                           2,537                    2,835

 GOODWILL, Net                                               9,486                    9,371
                                                      ------------             ------------
  Total Assets                                        $    260,264             $    302,164
                                                      ============             ============
                      Liabilities & Stockholders' Equity
 CURRENT LIABILITIES
   Current Maturities of Long-Term Debt                      9,380             $     12,505
   Accounts Payable                                         15,432                   22,337
   Accrued Expenses                                         16,183                   18,636
                                                      ------------             ------------
   Total Current Liabilities                                40,995                   53,478


 LONG-TERM DEBT                                             90,691                  112,700
 OTHER LONG TERM LIABILITIES                                 6,957                    7,139
 DEFERRED INCOME TAXES                                      11,680                   13,162


 STOCKHOLDERS' EQUITY
   Common stock                                                122                      122
   Additional paid-in capital                               60,511                   60,442
   Cumulative translation adjustment                          (364)                    (705)
   Retained earnings                                        76,637                   82,791
   Less: Treasury Shares                                   (26,965)                 (26,965)
                                                      ------------             ------------
    Total Stockholders' Equity                             109,941                  115,685
                                                      ------------             ------------


    Total Liabilities and Stockholders' Equity        $    260,264             $    302,164
                                                      ============             ============

              See accompanying notes to the flnancial statements

              ABT Building Products Corporation and Subsidiaries
                       Statements of Income (unaudited)
                     (in thousands, except per share data)


                                    THREE MONTHS ENDED
                                         MARCH 31,
                                       1996     1997
                                    --------  --------
  NET SALES                          $74,362   $77,023

  COST OF SALES                       53,300    52,574
                                    --------  --------

        Gross profit                  21,062    24,449

  SELLING, GENERAL AND
        ADMINISTRATIVE EXPENSES       10,182    13,093
                                    --------  --------

        Operating income              10,880    11,356

  OTHER INCOME (EXPENSE)              (1,874)   (1,331)
                                    --------  --------

        Income before income taxes     9,006    10,025

  PROVISION FOR INCOME TAXES           3,525     3,871
                                    --------  --------

        Net Income                   $ 5,481   $ 6,154
                                    ========  ========
  INCOME PER COMMON SHARE              $0.48     $0.53
                                    ========  ========
  WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                   11,333    11,701
                                    ========  ========

              See accompanying notes to the financial statements

              ABT Building Products Corporation and Subsidiaries
                      Statement of Cash Flows (unaudited)
                                (in thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                                1996       1997
                                                              --------   --------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                  $  5,481   $  6,154
  Adjustments to reconcile net income to net cash provided
      (used in) operating activities
      Depreciation and amortization                              3,044      3,749
      Deferred income taxes                                        704      1,036
      Cumulative translation adjustment                           (557)      (341)

      Changes in certain assets and liabilities-
        Accounts receivable                                    (21,498)   (15,248)
        Inventories                                               (961)    (8,649)
        Other assets                                            (1,459)    (2,012)
        Accounts payable and accrued expenses                    8,844      9,540
                                                              --------   --------
         Net cash provided by operating activities              (6,402)    (5,771)
                                                              --------   --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (5,095)   (17,817)
                                                              --------   --------
         Net cash used in investing activities                  (5,095)   (17,817)
                                                              --------   --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                    (6,037)    (2,866)
  Proceeds from line of credit                                  17,500     28,000
  Exercise of stock options                                         (1)       (69)
  Payments for the purchase of treasury shares                  (1,701)         0
                                                              --------   --------
         Net cash provided by financing activities               9,761     25,065
                                                              --------   --------

         Net increase in cash                                   (1,736)     1,477


  CASH, beginning of period                                      2,317         24
                                                              --------   --------

  CASH, end of period                                         $    581   $  1,501
                                                              ========   ========

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements

(1)  GENERAL

     The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company (as defined below). Results on the interim basis are not necessarily indicative of results which may be expected for the full year.

(2)  BASIS OF PRESENTATION

     The consolidated balance sheets at December 31, 1996, and March 31, 1997, and the consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1997, include the accounts of ABT BUILDING PRODUCTS CORPORATION, a Delaware corporation ("ABT"), and its wholly owned subsidiaries ABTCO, INC. ("ABTCO"), KENTECH PLASTICS, INC. ("KENTECH") and ABT CANADA, LIMITED ("ABT CANADA") (collectively referred to as the "Company").

(3)  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory costs include material, labor, and manufacturing overhead.

                                          DECEMBER 31,  MARCH 31,
                                              1996        1997
                                          ------------  ---------

Finished products and work in                $  30,330   $ 38,347
 process
Raw materials                                    8,954     10,112
Operating parts and supplies                     7,953      7,427
                                             $  47,237   $ 55,886
                                             =========   ========

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(4)   LONG-TERM DEBT

     Long-term debt as of December 31, 1996, and March 31, 1997, consisted of the following (in thousands):

                                         DECEMBER 31,   MARCH 31,
                                            1996          1997
                                          ----------    ---------

Total debt---
           Revolving line of credit       $   50,065    $  75,200
           Term loan                          50,000       50,000
           Capital lease obligations               6            5
                                          ----------    ---------
                                             100,071      125,205
Less---current maturities                     (9,380)     (12,505)
           TOTAL LONG-TERM DEBT           $   90,691    $ 112,700
                                          ==========    =========

(5)  STOCKHOLDERS' EQUITY

     Stockholders' Equity as of December 31, 1996, and March 31, 1997, consisted of the following (in thousands):

                                                 ADDITIONAL             CUMULATIVE
                                COMMON            PAID-IN              TRANSLATION               RETAINED           TREASURY
                                STOCK             CAPITAL               ADJUSTMENT               EARNINGS            SHARES
                              ==========       =============           ============             ============      =============
December 31, 1996             $      122       $      60,511           $       (364)           $     76,637      $     (26,965)

Cumulative translation                                                         (341)
 adjustment

Exercise of stock options                                (69)

Purchase of treasury shares

Net income through March
 31, 1997                                                                                             6,154

March 31, 1997                $      122       $      60,442           $       (705)           $     82,791      $     (26,965)
                              ==========       =============           ============            ============      =============

     Commencing in the third quarter of 1994, the Board of Directors authorized the repurchase of up to 2,200,000 shares of the Company's Common Stock in open market transactions. At March 31, 1997, the Company had repurchased 1,685,000 shares for a total cost of $26,964,670. The cost to repurchase the treasury shares has been recorded as a reduction of stockholders' equity.

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(5)  STOCKHOLDERS' EQUITY (CONTINUED)

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share and is effective for financial statements for both interim and annual periods ended after December 15, 1997. SFAS No. 129 Disclosure of Information about Capital Structure has been issued and is effective for financial statements for annual periods ended after December 15, 1997. The expected impact of the adoption of these standards will not be material.


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

  Litigation

  On August 30, 1995, the Company completed negotiations with Michigan environmental authorities regarding a consent judgment providing for an odor emissions abatement program at its Alpena, Michigan facility. The program provides for phased installation of controls to effect a staged reduction of the facility's emissions of odors into the air. It is estimated that capital expenditures of approximately $6 million to $12 million will be required in order to attain compliance with the program. It is the Company's position that costs incurred in complying with the consent judgment will be borne in whole or in part by Abitibi-Price Corporation ("APC"), as the prior owner of the Alpena facility, and APC's corporate parent Abitibi-Price, Inc. ("API"). Accordingly, on November 27, 1995, the Company and ABTco commenced an action against APC and API in the Circuit Court for the County of Oakland, Michigan, (ABT Building
                                                              -------------
Products Corporation and ABTco, Inc. v. Abitibi-Price Corporation and Abitibi-
-----------------------------------------------------------------------------
Price, Inc., Case No. 95-508819-CK), seeking to recover damages incurred in
----------------------------------
connection with the remediation, correction and control of odor emissions at the Alpena facility.

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

The complaint initially asserted claims for breach of contract, fraudulent non-disclosure and fraudulent misrepresentation. The Company and ABTco determined not to pursue the claims for fraudulent non-disclosure and fraudulent misrepresentation, and a stipulated order to that effect was filed on May 9, 1996. The Company and ABTco proceeded with their claims for breach of contract. Discovery was completed. The Company and ABTco moved for summary judgment on liability only; APC and API moved for summary judgment dismissing the remaining claims in the complaint. By opinion and order dated March 28, 1997 (the "Order"), the Circuit Court for the County of Oakland, Michigan, granted defendants' motion for summary judgment, and denied plaintiffs' motion for summary judgment, on plaintiffs' claim for breach of contract, thereby dismissing the case. On April 15, 1997, the Company and ABTco filed a claim of appeal from the Order in the Court of Appeals for the State of Michigan. By application to the Court of Appeals dated April 30, 1997, defendants APC and API indicated their intention to cross-appeal from the Order or, in the alternative, to argue that the Order should be affirmed on grounds other than those expressly considered by the Circuit Court.

  The Company and ABTco have been named as defendants in a class action and three separate putative class actions arising from hardboard siding manufactured, distributed, or sold by them or by APC or API:

  (1)  Fyola et al. v. ABT Building Products Corporation, ABTco, Inc. and
       ------------    --------------------------------------------------
Abitibi-Price Corporation, Docket No. 95-12854, Court of Common Pleas of
-------------------------
Allegheny County, Pennsylvania.

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

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

  The Company filed an "Answer and New Matter" on October 31, 1995, that denied all material allegations of the complaint and asserted affirmative defenses.
The Company also filed a third-party complaint against additional defendants APC and Maronda Homes, Inc. The third-party complaint asserted a single count against

APC. In that count, the Company alleged that the hardboard siding at issue was manufactured by APC and that, as a result, APC "may be solely liable for the causes of action pleaded by plaintiffs assuming arguendo said causes of action
                                                 --------
have any validity." The third-party complaint also asserted a single count against Maronda Homes, Inc. In that count, the Company asserted that to the extent any hardboard siding involved in the case was manufactured by ABTco (which the Company denies), and to the extent any such siding exhibited any abnormal condition, that abnormal condition was a direct result of improper installation of the siding by Maronda Homes, Inc. and its failure to follow applicable building codes and application instructions. The Company's third-party complaint asked that, should the Company be held liable to plaintiffs or the putative class in any respect, judgments be entered against APC and Maronda Homes, Inc., holding each of them solely liable to plaintiffs, liable over to the Company by way of contribution and/or indemnity, or jointly and severally liable to plaintiffs with the Company.

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

  In response to the amended complaint, defendants filed an "Answer and New Matter" dated December 27, 1996, that denies all material allegations of the amended complaint and asserts affirmative defenses. Plaintiffs are currently seeking discovery from defendants. On March 18, 1997, plaintiffs filed a motion seeking certification of the putative class. Briefing on that motion is not complete, and the court has not yet decided the motion. On March 25, 1997, defendants filed a motion seeking a stay of the action or, in the alternative, an order limiting discovery to certification-related issues until the court rules upon plaintiffs' motion for class certification. The court has not yet decided that motion. The action has not been certified as a class action.

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

  The Company and ABTco intend to defend the action vigorously.

  (2)  Foster et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-
       -------------    -------------------------------------------------------
Price, Inc. and Abitibi-Price Corporation, Docket No. 96-0069-AH-M, United
-----------------------------------------
States District Court for the Southern District of Alabama.

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

  On December 22, 1995, this action was conditionally certified as a class action by ex parte order.
          -- -----

  On January 23, 1996, defendants removed the action to the United States District Court for the Southern District of Alabama. By order dated September 10, 1996, that court denied plaintiffs' motion to remand the action to the Circuit Court of Choctaw County, Alabama. On October 31, 1996, defendants filed an answer that denies all material allegations of the amended complaint and asserts affirmative defenses. By order dated December 31, 1996, the District Court denied plaintiffs' motion for reconsideration of its order of September 10, 1996, or in the alternative for certification of that order for interlocutory appeal. On February 26, 1997, the United States Court of Appeals for the Eleventh Circuit denied plaintiffs' petition for writ of mandamus, which
                                                                 --------
sought to overturn the District Court's denial of plaintiffs' motion to remand the action.

  On March 19, 1997, the court entered an order establishing a schedule for discovery concerning issues that are relevant to class certification. After certification-related discovery is completed, the conditional order of certification already entered in the action may be challenged.

  The Company and ABTco intend to defend the action vigorously.

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

  (3)  Dunn et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-
       -----------    -------------------------------------------------------
Price, Inc. and Abitibi-Price Corporation, Docket No. 96-CVS7690, Superior Court
-----------------------------------------
of Forsyth County, North Carolina.

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

  The Company and ABTco intend to defend the action vigorously.

  (4)  Ezzell et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-
       -------------    -------------------------------------------------------
Price, Inc. and Abitibi-Price Corporation, No. 97-CVS-167, Superior Court of
-----------------------------------------
Onslow County, North Carolina.

  On January 21, 1997, plaintiffs John and Rosemary Ezzell filed this action on behalf of themselves and a putative class generally composed of all individuals and entities (i) that own or owned property in the United States on which hardboard siding manufactured, distributed, or sold by the Company, ABTco, API, or APC has been installed and (ii) that have already suffered (or will suffer within the warranty period) alleged damage because, according to plaintiffs, such siding prematurely rots, buckles, discolors, deteriorates, and otherwise does not perform as expressly represented or warranted, and/or would not perform in accordance with the reasonable expectations of class members and other consumers that such siding is durable, suitable and proper to be used on personal residences or other properties. The complaint alleges that "the aggregate amount in controversy is typically several thousand dollars for each plaintiff and individual class member." On March 27, 1997, the Company and ABTco served an answer that denies all material allegations of the complaint and asserts affirmative defenses. The action has not been certified as a class action.

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)


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


(7)  SUPPLEMENTAL CASH FLOW DISCLOSURE

     In addition to the information provided in the statements of cash flows, the following is a supplemental disclosure of cash flow information (in thousands):

                                   FOR THREE     FOR THREE
                                  MONTHS ENDED  MONTHS ENDED
                                        MARCH 31,     MARCH 31,
                                          1996          1997
                                         -----        ------
Cash paid during period for --
 Interest.......................         $ 512        $1,937
 Income taxes...................           307           649


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996
---------------------------------------------------------------------

NET SALES
---------

     Net sales increased by $2.6 million (3.6%) from $74.4 million for the quarter ended March 31, 1996 to $77.0 million in the 1997 quarter. This increase is attributable to increased sales in the Interior Hardboard and Exterior Hardboard Siding product lines, partially offset by a decrease in Plastics product sales.

     The increase in Exterior Hardboard Siding sales of $2.8 million was primarily the result of price increases implemented during 1996. The average selling price increased 16% over the same period last year. Shipments of Exterior Hardboard Siding decreased 7% for the three months ended March 31, 1997 when compared to the same period last year. The sales volume decline was principally due to a reduction in inventory during the first quarter of 1996 in order to meet strong customer demand.

     The increase in Interior Hardboard sales of $2.4 million was primarily the result of new product introductions and strong demand for the Company's doorskin products. Unit volume shipments were 7% ahead of the same period last year and the average selling price increased 3% when compared with the same period last year.

     Plastic sales were negatively impacted by severe weather in the mid-western states. As a result, sales for the quarter ended March 31, 1997 were $2.6 million lower than the same period last year. The average selling prices for all product lines were lower than the same period last year primarily due to sales mix. Unit volume shipments for Plastic shutters and mouldings were off 16% and 4% respectively, when compared to the same period last year. Vinyl siding shipments were up 16% over the same period last year however; shipments were below expectations.

GROSS PROFIT
------------

     Gross profit increased by $3.4 million (16.1%) from $21.1 million for the three months ended March 31, 1996 to $24.5 million in the 1997 quarter. Selling price increases implemented on Exterior Hardboard Siding and strong demand for the Interior Hardboard doorskin product line were the principal contributors to the increase in gross profit. These increases were partially offset by higher thermoplastic resin costs. Gross profit as a percentage of net sales increased from 28.3% for the three months ended March 31, 1996 to 31.7% for the 1997 quarter primarily due to price increases implemented during 1996, strong demand for the doorskin product line and volume increases in the vinyl siding product line.

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES
---------------------------------------------

     Selling, general and administrative expenses increased by $2.9 million (28.6%) from $10.2 million for the three months ended March 31, 1996 to $13.1 million in the 1997 quarter. Selling, general and administrative expenses increased $0.8 million as a result of an increase in advertising and promotional expenditures, $0.3 million of the increase represents legal fees incurred as a result of certain litigation (see Certain Litigation below ), with the balance of the increase primarily due to increases in salaries and facility expense related to the development of the Company's distribution centers in Holly Springs, MS. and Acton, Ontario. Selling, general and administrative costs as a percentage of net sales increased from 13.7% for the three months ended March 31, 1996 to 17.0% for the 1997 quarter. The higher cost as a percentage of net sales is due to lower than expected sales in the Plastics product lines that were impacted by severe weather in the mid-western states and the increase in legal fees as discussed above.

OPERATING INCOME
----------------

     Operating Income increased by $1.0 million (11.3%) from $9.0 million for the three months ended March 31, 1996 to $10.0 million for the 1997 quarter. The improvement is the result of the operating income generated by the selling price increases implemented during 1996 and strong demand for the Company's Exterior Hardboard Siding and the doorskin products, partially offset by some raw material price increases.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------


QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996
---------------------------------------------------------------------
(CONTINUED)
-----------


OTHER INCOME (EXPENSE)
----------------------

     Interest expense decreased $0.6 million from $1.9 million in first quarter 1996 to $1.3 million (net of $0.8 million of capitalized interest) in first quarter 1997. Higher outstanding indebtedness was offset by a slight decline in the Company's weighted average interest rate on outstanding borrowings during the three months ended March 31, 1997 as compared to the 1996 quarter.

NET INCOME
----------

     Net Income increased by $0.7 million (12.3%) from $5.5 million for the three months ended March 31, 1995 to $6.2 million for the 1997 quarter. The increase is attributable to the factors discussed above.

SIGNIFICANT BUSINESS TRENDS
---------------------------

     Management believes that the level of housing starts and expenditures for home improvements have a significant influence on the Company's ability to generate sales, particularly in relation to demand for its siding products. The level of housing starts in the United States increased from 1.01 million in 1991 to 1.52 million as of February , 1997. The level of housing starts in Canada decreased from 0.156 million in 1991 to 0.142 million in February 1997.
Although management is unable to predict future levels of housing starts, management believes that introduction of new products and acquisitions of product lines will allow the Company to maintain levels of production and sales should housing starts decline.

     The cost of thermoplastic resins (polystyrene, polypropylene, polyethylene and polyvinyl chloride) used in the Company's Plastics operations increased substantially during 1995 before declining somewhat during the fourth quarter of 1995 and remaining at that level during 1996. Thermoplastic resin costs have increased during the first quarter of 1997. Management believes that product price increases, continuing cost reduction programs and increased production efficiencies will counteract, to some extent, the impact of raw material price increases.

     In late 1995, two of the Company's largest exterior hardboard siding product competitors announced the discontinuation the production of certain "oriented strand board" ("OSB") siding products (see Certain Litigation). The discontinuation of these siding products has created an increase in demand for the Company's exterior hardboard siding products manufactured at the Roaring River, NC, facility.

     Management also believes that continued penetration into the mass merchandiser market will have a significant influence on the Company's level of business activity. Management believes that this market will continue to grow in importance to the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 1997, the Company had working capital of $57.7 million with a current ratio of 2.1 to 1.0 as compared with working capital of $42.8 million and a current ratio of 2.0 to 1.0 at December 31, 1996. The increase in working capital and the change in the current ratio were primarily due to the increase in accounts receivable, partially offset by an increase in accounts payable at March 31, 1997. The increases in accounts receivable and accounts payable were a result of the increase in business activity in the first quarter of 1997 versus the last quarter of 1996.

     Long-term debt increased from $90.7 million at December 31, 1996 to $112.7 million as of March 31, 1996. This increase of $22.0 million is net of $3.1 million of short-term maturities reclassified from long-term debt at March 31, 1997. The increase in debt was primarily due to the increases in working capital and capital expenditures, offset, in part, by cash generated by operations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          ------------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996
---------------------------------------------------------------------
(CONTINUED)
-----------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------

     In March 1997, the Company and its bank group executed a Third Amended and Restated Credit Agreement ("Credit Agreement") which replaced all prior credit agreements. The Credit Agreement provides a line of credit to the Company totaling $250 million consisting of a $175 million continuing revolving credit facility, a $25 million 364-day line of credit and a term loan facility under which the Company borrowed $50 million on April 3, 1995. The Credit Agreement matures on March 10, 2002, subject to extension for additional one-year periods. The term loan requires 16 equal quarterly principal payments of $3.125 million commencing on June 30, 1997, and continuing through March 31, 2001. As of March 31, 1997, the interest rate on the $50.0 million term loan was 7.99% and the weighted average interest rate on the outstanding revolving loans of $75.2 million was 6.1%.

     In November 1995 , the Board of Directors approved plans for the construction of a facility which will manufacture a fiber-reinforced cement plank or panel. This product will be fire rated, will be both moisture and insect resistant, and will initially be produced as exterior siding in a wide variety of simulated woodgrain surfaces, including fir and cedar. The Company has executed various agreements to provide for the primary production equipment and for the construction of the facility. It is anticipated that the plant will be completed in the second half of 1997. The estimated cost of construction is $55 million.

     Capital expenditures during the three months ended March 31, 1997 amounted to approximately $17.8 million, and were incurred primarily for improvements of the Company's manufacturing facilities, including $11.5 million related to the construction of the fiber cement facility.

     Management believes that the Company's cash on hand, anticipated funds from operations and available borrowings under the revolving credit facility will be sufficient to cover both its short-term and long-term working capital, capital expenditure and debt service requirements.

ENVIRONMENTAL COMPLIANCE
------------------------

     The Company's operations are subject to federal and state government regulations pertaining to air emissions, waste water discharge and solid waste disposal. While environmental compliance costs in the future will depend on regulatory developments that cannot be predicted, the Company believes that compliance will be achieved with a combination of capital expenditures and modifications to its production processes. As discussed more fully in Note 6 of the Notes to the Financial Statements, the Company entered into a consent decree with respect to odor emissions at its Alpena, Michigan, facility requiring estimated expenditures of $6 million to $12 million. The Company instituted litigation to recover such costs from the former owner of the facility, but the trial court dismissed the litigation. The Company has filed a claim of appeal from the trial court's decision to dismiss the litigation. The Company does not anticipate that costs relating to environmental activities will have a material adverse impact on its financial condition or operating results.

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

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996
---------------------------------------------------------------------
(CONTINUED)
-----------


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

PRIVATE SECURITIES LITIGATION REFORM ACT DISCLOSURE
---------------------------------------------------

     This report contains various forward looking statements, including financial, operating and other projections. There are many factors that could cause actual results to differ materially, including adoption of new environmental laws and regulations and changes in how they are interpreted and enforced; general business conditions, such as level of competition, changes in demand for the Company's products and strength of the economy in general. These and other factors are discussed in this report, the Company's Annual Report on Form 10-K and other documents the Company has filed with the Securities and Exchange Commission.

PART II:  OTHER INFORMATION
---------------------------


     Item 1.   Legal proceedings

               See Note 6 to the Company's Consolidated Financial
               Statements.


     Item 2.   Changes in Securities

               None


     Item 3.   Defaults upon Senior Securities

               None


     Item 4.   Submission of Matters to a Vote of Security Holders

               The following items have been submitted for approval by the holders of the Company's common stock at the 1996 Annual Meeting held on April 30, 1997.

               1.   Election of Directors

                     George T. Brophy
                     Warner C. Frazier
                     Samuel P. Frieder
                     James A. Kohlberg
                     W. Dexter Paine, III
                     George W. Peck IV
                     Nelson J. Rohrbach

               2. Ratification of the appointment of Arthur Andersen, LLP as independent auditors for the year ended December 31, 1997.

                    10,526,160 shares were outstanding at the Record Date of March 7, 1997.

---------------------------



     Item 5.   Other Information

               None


     Item 6.   Exhibits and Reports on Form 8-K

               None

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

          Date:  May 14, 1997



                         ABT BUILDING PRODUCTS CORPORATION



                         /s/           Michael A. Lupo
                         ------------------------------------------
                                  Michael A. Lupo
                            (Executive Vice President & CFO)