Form 10-Q
period 1997-06-30
ABT BUILDING PRODUCTS CORP
filed 1997-08-14
CIK 902476

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                               ------------------

                    For Quarterly Period Ended June 30, 1997
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

Registrant's telephone number, including area code: (920) 751-8611

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes  X  . No   .
                                                        ---     ---
     As of the close of business on August 14, 1997, the registrant had outstanding 10,546,660 shares of Common Stock.

               ABT BUILDING PRODUCTS CORPORATION and Subsidiaries


                                      INDEX


Part I: Financial Statements                                        Page Number
----------------------------                                        -----------

        Unaudited Balance Sheets as of December 31, 1996
        and June 30, 1997                                                 3


        Unaudited Statements of Income for the three
        months and six months ended June 30, 1996
        and June 30, 1997                                                 4

        Unaudited Statements of Cash Flows for the six
        months ended June 30, 1996 and June 30, 1997                      5

        Condensed Notes to Unaudited Financial
        Statements                                                   6 - 14


        Management's Discussion and Analysis of
        Financial Condition and Results of Operations               15 - 20




Part II: Other Information                                               21
--------------------------

        Signature Page                                                   22

              ABT Building Products Corporation and Subsidiaries
                                Balance Sheets
                                (in thousands)

                                                      December 31,    June 30,
                                                         1996           1997
                                                      ---------      ----------
                                                                     (unaudited)

                         Assets


CURRENT ASSETS
     Cash and cash equivalents                        $      24       $   1,486
     Accounts receivable, less
      allowances of $5,030 and
      $5,406, respectively                               31,278          47,304
     Inventories                                         47,237          56,175
     Prepaid expenses                                     4,468           7,200
     Deferred tax assets                                    765             559
                                                      ---------       ---------
     Total Current Assets                                83,772         112,724
                                                      ---------       ---------


PROPERTY, PLANT AND EQUIPMENT
     Land                                                 2,968           2,968
     Buildings and improvements                          28,700          28,895
     Machinery and equipment                            108,975         109,378
     Furniture and fixtures                               3,947           4,075
     Construction in progress                            45,525          75,919
                                                      ---------       ---------
                                                        190,115         221,235
     Less-Accumulated depreciation                      (25,646)        (37,549)
                                                      ---------       ---------
      Net property, plant and equipment                 164,469         183,686


OTHER ASSETS, Net                                         2,537           5,361

GOODWILL, Net                                             9,486           7,990

                                                      ---------       ---------
     Total Assets                                     $ 260,264       $ 309,761
                                                      =========       =========

          Liabilities & Stockholders' Equity


CURRENT LIABILITIES
     Current Maturities of
      Long-Term Debt                                  $   9,380       $  12,504
     Accounts Payable                                    15,432          18,230
     Accrued Expenses                                    16,183          21,640
                                                      ---------       ---------
     Total Current Liabilities                           40,995          52,374


LONG-TERM DEBT                                           90,691         124,922
OTHER LONG TERM LIABILITIES                               6,957           7,188
DEFERRED INCOME TAXES                                    11,680           8,353

STOCKHOLDERS' EQUITY
     Common Stock                                           122             122
     Additional paid-in capital                          60,511          60,362
     Cumulative translation adjustment                     (364)         (1,125)
     Retained earnings                                   76,637          83,940
     Less: Treasury Shares                              (26,965)        (26,965)
                                                      ---------       ---------

      Total Stockholders' Equity                        109,941         116,324
                                                      ---------       ---------


      Total Liability and
      Stockholders' Equity                            $ 260,264       $ 309,761
                                                      =========       =========


               See accompanying notes to the financial statements

               ABT Building Products Corporation and Subsidiaries
                        Statements of Income (unaudited)
                      (in thousands, except per share data)


                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                      JUNE 30,                   JUNE 30,
                                  1996         1997         1996         1997
                               ---------    ---------    ---------    ---------


NET SALES                      $  82,549    $  88,396    $ 156,911    $ 165,419

COST OF SALES                     58,080       61,009      111,380      113,583
                               ---------    ---------    ---------    ---------

     Gross Profit                 24,469       27,387       45,531       51,836


SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES       11,892       13,185       22,074       26,278

RESTRUCTURING CHARGE                --         10,397         --         10,397
                               ---------    ---------    ---------    ---------


     Operating income             12,577        3,805       23,457       15,161


OTHER INCOME (EXPENSE)            (1,850)      (1,936)      (3,724)      (3,267)
                               ---------    ---------    ---------    ---------


     Income before income
       taxes                      10,727        1,869       19,733       11,894


PROVISION FOR INCOME TAXES         4,175          720        7,700        4,591
                               ---------    ---------    ---------    ---------


     Net income                $   6,552    $   1,149    $  12,033    $   7,303
                               =========    =========    =========    =========


INCOME PER COMMON SHARE        $    0.57    $    0.10    $    1.05    $    0.62
                               =========    =========    =========    =========


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                11,547       11,688       11,440       11,695
                               =========    =========    =========    =========


                  See accompanying notes to financial statement

               ABT Building Products Corporation and Subsidiaries
                       Statement of Cash Flows (unaudited)
                                 (in thousands)


                                                            Six Months Ended
                                                                June 30,
                                                           1996          1997
                                                        ---------     ---------


CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                              $  12,033     $   7,303
Adjustments to reconcile net income to net
     cash provided by (used in)operating
     activities -
     Writedown of assets due to restructuring                   0         7,131
     Depreciation and amortization                          6,216         7,455
     Deferred income taxes                                  1,586        (2,521)
     Cumulative translation adjustment                       (261)         (761)


     Changes in certain assets and liabilities -
       Accounts receivable                                (17,537)      (16,026)
       Inventories                                           (571)       (8,938)
       Other assets                                        (1,460)       (3,187)
       Accounts payable and accrued expenses                7,411         8,486
                                                        ---------     ---------
          Net cash provided by (used in)
          operating activities                              7,417        (1,058)
                                                        ---------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                      (13,086)      (34,676)
                                                        ---------     ---------
          Net cash used in investing activities           (13,086)      (34,676)
                                                        ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                                (19,076)     (134,506)
Proceeds from line of credit                               25,900       171,506
Exercise of stock options                                     (52)         (159)
Payments for the purchase of treasury shares               (1,701)            0
                                                        ---------     ---------
          Net cash provided by financing activities         5,071        37,196
                                                        ---------     ---------


          Net increase (decrease) in cash                    (598)        1,462


Cash and Cash equivalents, beginning of period              2,317            24
                                                        ---------     ---------


Cash and Cash equivalents, end of period                $   1,719     $   1,486
                                                        =========     =========

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

(2)  BASIS OF PRESENTATION

     The consolidated balance sheets at December 31, 1996, and June 30, 1997, and the consolidated statements of operations and cash flows for the six months ended June 30, 1996 and 1997, include the accounts of ABT BUILDING PRODUCTS CORPORATION, a Delaware corporation ("ABT"), and its wholly owned subsidiaries ABTCO, Inc. ("ABTCO"), KenTech Plastics, Inc. ("KenTech") and ABT Canada, Limited ("ABT Canada") (collectively referred to as the "Company").

(3)  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory costs include material, labor, and manufacturing overhead.

                                              December 31,      June 30,
                                                 1996             1997
                                              -----------       --------
Finished products and work in
  process                                       $30,330         $38,689
Raw materials                                     8,954           9,071
Operating parts and supplies                      7,953           8,415
                                                -------         -------
                                                $47,237         $56,175
                                                =======         =======

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(4)  LONG-TERM DEBT

     Long-term debt as of December 31, 1996, and June 30, 1997, consisted of the following (in thousands):

                                                       December 31,    June 30,
                                                          1996           1997
                                                        ---------     ---------
Total debt---
     Revolving line of credit                           $  50,065     $  85,850
     Term loan                                             50,000        46,875

     Mississippi Business Finance Corp. Bonds:
          Series 1997A                                       --           1,000
          Series 1997B                                       --           3,697

     Capital lease obligations                                  6             4
                                                        ---------     ---------
                                                          100,071       137,426
Less---current maturities                                  (9,380)      (12,504)
                                                        ---------     ---------
          Total long-term debt                          $  90,691     $ 124,922
                                                        =========     =========

     On April 1, 1997 the Company entered into a loan agreement with the Mississippi Business Finance Corporation for the issuance of $1 million Variable Rate Demand Revenue Bonds (Series 1997A) and $16.5 million Taxable Variable Rate Demand Revenue Bonds (Series 1997B) to finance the acquisition and construction of a vinyl siding manufacturing facility in Holly Springs, Mississippi. The bonds bear interest rates determined weekly by the remarketing agent. The interest rates at June 30, 1997 were 4.35% and 5.65%, respectively. The bonds are backed by Irrevocable Letters of Credit issued under the Company's Revolving Credit Agreement. The Series 1997A and Series 1997B bonds have a maturity date of April 1, 2022. The amounts included in total debt reflect drawings against the proceeds of the issued amount of the bonds.

(5)  STOCKHOLDERS' EQUITY

     Stockholders' Equity as of December 31, 1996, and June 30, 1997, consisted of the following (in thousands):

                                                                        Additional      Cumulative
                                                         Common           Paid-In       Translation        Retained         Treasury
                                                          Stock           Capital        Adjustment        Earnings          Shares
                                                          -----           -------        ----------        --------          ------

December 31, 1996                                        $    122         $ 60,511        $   (364)        $ 76,637        $(26,965)


Cumulative translation adjustment                                                             (761)

Exercise of stock options                                                     (159)

Net income through June 30, 1997                                                                             7,303
                                                         --------         --------        --------         --------        --------
June 30, 1997                                            $    122         $ 60,352        $ (1,125)        $ 83,940        $(26,965)

                                                         ========         ========        ========         ========        ========

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(5)  STOCKHOLDERS' EQUITY (CONTINUED)

     Commencing in the third quarter of 1994, the Board of Directors authorized the repurchase of up to 2,200,000 shares of the Company's Common Stock in open market transactions. At June 30, 1997, the Company had repurchased 1,685,000 shares for a total cost of $26,964,670 (net of shares reissued). The cost to repurchase the treasury shares has been recorded as a reduction of stockholders' equity.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, and is effective for financial statements for both interim and annual periods ended after December 15, 1997. SFAS No. 129, Disclosure of Information about Capital Structure, has been issued and is effective for financial statements for annual periods ended after December 15, 1997. The expected impact of the adoption of these standards will not be material.

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

Litigation

        On August 30, 1995, the Company completed negotiations with Michigan environmental authorities regarding a consent judgment providing for an odor emissions abatement program at its Alpena, Michigan facility. The program provides for phased installation of controls to effect a staged reduction of the facility's emissions of odors into the air. It is estimated that capital expenditures of approximately $6 million to $12 million will be required in order to attain compliance with the program. It is the Company's position that costs incurred in complying with the consent judgment will be borne in whole or in part by Abitibi-Price Corporation ("APC"), as the prior owner of the Alpena facility, and APC's corporate parent Abitibi-Price, Inc. ("API"). Accordingly, on November 27, 1995, the Company and ABTco commenced an action against APC and API in the Circuit Court for the County of Oakland, Michigan, (ABT
                                                               ---
Building Products Corporation and ABTco, Inc. v. Abitibi-Price Corporation and
------------------------------------------------------------------------------
Abitibi-Price, Inc., Case No. 95-508819-CK), seeking to recover damages incurred
-------------------
in connection with the remediation, correction and control of odor emissions at the Alpena facility.

        The complaint initially asserted claims for break of contract, fraudulent non-disclosure and fraudulent misrepresentation. The Company and ABTco determined not to pursue the claims for fraudulent non-disclosure and fraudulent misrepresentation, and a stipulated order to that effect was filed on May 9, 1996. The Company and ABTco proceeded with their claims for breach of contract. Discovery was completed. The Company and ABTco moved for summary judgment on liability only; APC and API moved for summary judgment dismissing the remaining claims in the complaint. By opinion and order dated March 28, 1997 (the "Order"), the Circuit Court for the County of Oakland, Michigan, granted defendants' motion for summary judgment, and denied plaintiffs' motion for summary judgment, on plaintiffs' claim for breach of contract, thereby dismissing the case. On April 15, 1997, the Company and ABTco filed a claim of appeal from the Order in the Court of Appeals for the State of Michigan. On May 5, 1997, defendants
APC and API filed a cross-appeal from the Order in the Court of Appeals for the State of Michigan. On August 4, 1997, the Company and ABTco filed their opening brief in the appeal, and APC and API filed their opening brief in their cross-appeal.

        The Company and ABTco have been named as defendants in a class action and three separate putative class actions arising from hardboard siding manufactured, distributed, or sold by them or by APC or API:

        (1) Fyola et al. v. ABT Building Products Corporation, ABTco. Inc. and Abitibj-Price Corporation, Docket No. 95-12854, Court of Common Pleas of Allegheny County, Pennsylvania (the "Fyola Action").

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

        The Company filed an "Answer and New Matter" on October, 31, 1995, that denied all material allegations of the complaint and asserted affirmative defenses.

        On February 5, 1996, plaintiffs filed an amended complaint adding ABTco and APC as defendants. The amended complaint was otherwise substantially similar to the original complaint.

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

        On May 30, 1997, the Court of Common Pleas of Allegheny County entered an order staying this action pending a decision by the United States District Court for the Southern District of Alabama as to whether the conditional order of certification already entered in the Foster Action (which is discussed below)
                                        ------
should be upheld, or whether the classes and subclasses already conditionally certified in that action should be decertified. The action has not been certified as a class action.

        The Company and ABTco intend to defend the action vigorously.

        (2) Foster et al. v. ABTco, Inc., ABT Building Products Corporation,
            ----------------------------------------------------------------
Abitibi-Price, Inc. and Abitibi-Price Corporation, Docket No. 96-0069-AH-M,
-------------------------------------------------
United States District Court for the Southern District of Alabama (the "Foster
                                                                        ------
Action").

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

        On January 23, 1996, defendants removed the action to the United States District Court for the Southern District of Alabama. By order dated September 10, 1996, that court denied plaintiffs' motion to remand the action to the Circuit Court of Choctaw County Alabama. On October 31, 1996, defendants filed an answer that denies all material allegations of the amended complaint and asserts affirmative defenses.

        On March 19, 1997, the court entered an order establishing a schedule for discovery concerning issues that are relevant to class certification. After certification-related discovery is completed, the conditional order of certification already entered in the action may be challenged.

        The Company and ABTco intend to defend the action vigorously.

        On May 29, 1997, API and APC filed cross-claims against the Company and ABTco for breach of contract and common-law indemnification. Those claims allege in substance, among other things, that to the extent API and APC may be found liable on certain claims arising from alleged defects in exterior hardboard siding products manufactured by them or by the Company, or ABTco, API and APC are entitled to reimbursement of some or all of their losses form the Company and ABTco. The claims also seek attorneys' fees, costs and other expenses. The Company intends to defend these claims vigorously.

        On May 29, 1997, the Company and ABTco filed cross-claims against API and APC for indemnification and contribution. On June 18, 1997, the Company and ABTco filed amended cross-claims against API and APC for indemnification and contribution. Those claims allege in substance, among other things, that to the extent the Company and ABTco may be found liable on certain claims arising from alleged defects in exterior hardboard siding products manufactured by API or APC, the Company and ABTco are entitled to reimbursement of some or all of their losses from API and APC. The claims also seek attorneys' fees, costs and other expenses.

        (3) Dunn et al. v. ABTco, Inc., ABT Building Products Corporation,
            -------------------------------------------------------------
Abitibi-Price, Inc. and Abitibi-Price Corporation. Docket No. 96-CVS7690,
-------------------------------------------------
Superior Court Forsyth County, North Carolina (the "Dunn Action").
                                                    ----

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

        (4) Ezzell et al. v. ABTco, Inc., ABT Building Products Corporation.
            ---------------------------------------------------------------
Abitibi-Price, Inc. and Abitibi-Price Corporation, No. 97-CVS-167. Superior
-------------------------------------------------
Court of Onslow County, North Carolina (the "Ezzell Action").
                                             ------

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

        On May 23, 1997, all defendants moved to abate or stay the action. That motion was argued on July 7, 1997. At the conclusion of argument, the court denied defendants' motion to abate, and granted defendants' motion to stay.

        The Company and ABTco intend to defend the action vigorously.

        Abitibj-Price Corporation and Abitibj-Price Sales Corporation v. ABT
        --------------------------------------------------------------------
        Building Products Corporation and ABTco, Inc, Index No. 97-09771,
        ---------------------------------------------
        Supreme Court of the State of New York, Westchester County (the "Abitibj Action").

        On June 16, 1997, APC and Abitibj-Price Sales Corporation ("APS") brought an action against the Company and ABTco in the Supreme Court of the State of New York for the County of Westchester.

        The complaint states that the agreement dated September 25, 1992 (the "Agreement"), the Company and APC provided for the sales, assignment, and transfer by APC to the Company of the assets of a business engaged in the manufacture, sale, and distribution of various building products, including exterior hardboard siding (the "Business"). In their complaint, APC and APS allege, among other things, that "ABTco executed an Assumption Agreement, dated as of October 20, 1992, whereby, among other things, ABTco assumed and agreed to pay certain liabilities and obligations of APC, including, without limitation, certain warranty liabilities and obligations on products manufactured or sold by APC." The complaint also alleges that under the Agreement, the Company is responsible for the following "Assumed Liability":

          "liabilities and obligations under warranties with respect to products of the Business manufactured or sold prior to the Closing Date to the extent such liabilities and obligations do not constitute an Excluded Liability."

        The complaint alleges that "Excluded Liabilities" under the Agreement include:

          "one-half of the dollar amount paid pursuant to documented claims for warranty service under warranties for the repair or replacement of products of the Business (exclusive of credits or price adjustments granted without the Seller's consent) sold prior to the Closing Date or held as finished goods inventory on the Closing Date in excess of $100,000 during any calendar year (or in excess of $25,000 for the period from the Closing Date through December 31, 1992); provided that
          (x) Seller shall retain full liability for claims with respect to products produced by Seller's former facility in Sturgeon Falls, Canada regardless of dollar amount, any (y) Seller shall retain all liability in excess of $2,500 with respect to each individual claim in excess of $5,000."

        The complaint further alleges that in the Agreement, the Company indemnified APC against losses arising from "Assumed Liabilities," including allegedly assumed "warranty liabilities," as well as attorneys' fees, costs and other expenses associated with defending or compromising "warranty claims."

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)


                According to the complaint, during the period from October 20, 1992, to 1996, the Company, ABTco, APC, APS allocated "warranty liabilities" under the Assumption Agreement in the following manner:

                     (a) All warranty claims pertaining to products of the Business sold or manufactured prior to the Closing Date were analyzed, evaluated, administered and resolved by [the Company and ABTco], and an accounting to [APC and APS] was made on a quarterly basis;

                     (b) The total amount of settled warranty claims pertaining to product sold or manufactured prior to the Closing Date was offset by a $100,000 per calendar year "deductible," for which [the Company and ABTco] [were] solely responsible;

                     (c) The remaining liability for each settled warranty claim up to $5,000 was allocated 50% to [APC and APS] and 50% to [the Company and ABTco];

                     (d) With respect to each settled warranty claim over $5,000, for the first $2,500 was allocated to [the Company and ABTco], and the remainder was allocated to [APC and APS]; and

                     (e) [The Company and ABTco] paid all attorneys fees, costs and expenses related to the claims.

       According to the complaint, during this period the Company and ABTco "assumed responsibility for administering the foregoing warranty claims program" with respect to, among other products, products of the Business sold before October 20, 1992.

       The complaint alleges that in 1996, the Company and ABTco improperly departed from the alleged course of dealing that had previously been operative. According to the complaint, as a result the Company and ABTco refused, upon specific request, to pay the share that they were allegedly required by contract to pay of settlements in at least three litigations "for breach of warranty" involving hardboard siding products manufactured by the Business before October 20, 1992. According to the complaint, the Company and ABTco also improperly refused to defend two of those actions.

        Based on these allegations, APC and APS assert claims against the Company and ABTco for breach of the Agreement and unjust enrichment. APC and APS seek to recover damages in an amount to be determined by the Court, which amount is stated to be not less than $150,000. The damages sought include, among other things, settlement amounts and attorneys' fees, costs and expenses arising from the three litigations referred to in the preceding paragraph, together with interest and attorneys' fees, costs and expenses in the action brought by APC and APS.

        On July 28, 1997, the Company and ABTco moved to dismiss or stay this action based on their contentions that the cross-claims in the Foster action
                                                               ------
constitute another action pending between the same parties for the same cause of action; that, in any event, this action and the Foster Action involve
                                                ------
overlapping issues; and that Westchester County is not a convenient forum. That motion has not yet been fully briefed or decided.

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


(7)  SUPPLEMENTAL CASH FLOW DISCLOSURE

        In addition to the information provided in the statements of cash flows, the following is a supplemental disclosure of cash flow information (in thousands):

                                                        For Six          For Six
                                                   Months Ended     Months Ended
                                                       June 30,         June 30,
                                                           1996             1997
                                                           ----             ----
Cash paid during period for --
        Interest .................................       $2,279          $4,027
        Income taxes .............................        5,387           6,782


               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(8)  RESTRUCTURING CHARGE

     On July 7, 1997 the Company announced that it was restructuring its Plastic Products Group. The restructuring program was implemented to phase out the Company's Plastics industrial business and to allow the Company to focus on specialty building products. Accordingly, the Company recognized a $10.4 million charge during the period ended June 30, 1997. $8.0 million of the restructuring charge consisted of a write-down of certain machinery and equipment, inventory and goodwill to net realizable values, the remaining $2.4 million consisted of severance payments and outstanding lease obligations related to the closing of certain leased facilities. The impact on earnings per share for the six month period ended June 30, 1997 amounted to $0.55.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

Quarter Ended June 30, 1997 compared to Quarter Ended June 30, 1996
-------------------------------------------------------------------

NET SALES
---------

     Net sales increased by $5.9 million (7.1%) from $82.5 million for the quarter ended June 30, 1996 to $88.4 million in the 1997 quarter. This increase is attributable to increased sales in Interior Hardboard and Plastic Products, as well as, the introduction of a new product line, Fiber Cement Siding. Exterior Hardboard Siding sales were relatively flat when compared to the same period last year.

     The increase in Plastic products sales of $4.4 million was primarily due to increased Vinyl siding sales offset by lower Plastic moulding and industrial sales. Sales of $33.2 million for the three months ended June 30 ,1997 were 15% greater than the same period last year. The average selling prices for all product lines were lower than the same period last year primarily due to sales mix and increasing competition in the Vinyl siding market. Unit volume shipments for plastic shutters and vinyl siding were up 26% and 73% respectively, when compared to the same period last year; however, shipments were below expectations. Plastic moulding shipments were off 8% over the same period last year.

     The increase in Interior Hardboard sales of $1.0 million was primarily the result of new product introductions and strong demand for the Company's doorskin products. Sales of $24.8 million for the three months ended June 30 ,1997 were 4% greater than the same period last year. Unit volume shipments were 3% ahead of the same period last year and the average selling price decreased 3% when compared with the same period last year. The lower selling price was primarily due to product mix.

     Exterior Hardboard Siding sales of $30.0 million for the three months ended June 30 ,1997 was primarily flat when compared to the same period last year. The average selling price increased 9% over the same period last year. The increase in selling price was primarily due to price increases implemented during the 1996 year. Shipments of Exterior Hardboard Siding decreased 8% for the three months ended June 30, 1997 when compared to the same period last year. The sales volume decline was principally due to stronger demand for hardboard siding during the second quarter of 1996.


     The Company introduced a new product line, Fiber Cement Siding late in the second quarter. $0.4 million of Fiber Cement Siding was sold during the later part of the three months ended June 30, 1997.

GROSS PROFIT
------------

     Gross profit increased by $2.9 million (11.9%) from $24.5 million for the three months ended June 30, 1996 to $27.4 million in the 1997 quarter. Selling price increases implemented on Exterior Hardboard Siding during 1996, strong demand for the Interior Hardboard doorskin product line and volume increases in the vinyl siding product line were the principal contributors to the increase in gross profit. These increases were partially offset by higher thermoplastic resin costs and start up costs related to the introduction of Fiber Cement Siding. Gross profit as a percentage of net sales increased from 29.6% for the three months ended June 30, 1996 to 31.0% for the 1997 quarter primarily due to price increases implemented during 1996, strong demand for the doorskin product line and volume increases in the vinyl siding product line partially offset by start up costs related to the introduction of Fiber Cement Siding.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

     Selling, general and administrative expenses increased by $1.3 million (10.9%) from $11.9 million for the three months ended June 30, 1996 to $13.2 million in the 1997 quarter. Selling, general and administrative expenses increased $0.2 million due to increased legal fees incurred as a result of certain litigation (see Certain Litigation below ), with the balance of the increase primarily due to increases in salaries and facility expense related to the development of the Company's distribution centers in Holly Springs, MS. and Acton, Ontario. Selling, general and administrative costs as a percentage of net sales increased from 14.4% for the three months ended June 30, 1996 to 14.9% for the 1997 quarter. The higher cost as a percentage of net sales is due to lower than expected sales in the Plastics product lines, the increase in legal fees and expenses related to the distribution centers as discussed above.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996 (Continued)
-------------------------------------------------------------------------------

RESTRUCTURING CHARGE
--------------------

     On July 7, 1997 the Company announced that it was restructuring its Plastic Products Group. The restructuring program was implemented to phase out the Company's Plastics industrial business and to allow the Company to focus on specialty building products. Accordingly, the Company recognized a $10.4 million charge during the period ended June 30, 1997. $8.0 million of the restructuring charge consisted of a write-down of certain machinery and equipment, inventory and goodwill to net realizable values, the remaining $2.4 million consisted of severance payments and outstanding lease obligations related to the closing of certain leased facilities. The impact on earnings per share for the six month period ended June 30, 1997 amounted to $0.55.

OPERATING INCOME
----------------

     Operating Income decreased by $8.8 million (69.8%) from $12.6 million for the three months ended June 30, 1996 to $3.8 million for the 1997 quarter. Excluding the restructuring charge (discussed above) operating income increased $1.6 million (12.9%). The increase is primarily due to stronger doorskin sales and the impact of Exterior Hardboard Siding price increases implemented during 1996.

OTHER INCOME (EXPENSE)
----------------------

     Interest expense increased $0.1 million from $1.9 million for the three months ended June 30,1996 to $2.0 million (net of $0.8 million of capitalized interest) for the 1997 quarter. Higher outstanding indebtedness was partially offset by a slight decline in the Company's weighted average interest rate on outstanding borrowings during the three months ended June 30, 1997 as compared to the 1996 quarter.

NET INCOME
----------

     Net Income decreased by $5.4 million (82.5%) from $6.5 million for the three months ended June 30, 1996 to $1.1 million for the 1997 quarter. Excluding the restructuring charge (discussed above) net income increased $1.0 million (15.1%). The increase is attributable to the factors discussed above.

Six Months Ended June 30,1997 compared to Six Months Ended June 30, 1996
------------------------------------------------------------------------

NET SALES
---------

     Net sales increased by $8.5 million (5.4%) from $156.9 million for the six months ended June 30, 1996 to $165.4 million for the same period in 1997. This increase is attributable to increased sales in all of the Company's product lines, as well as the introduction of a new product line, Fiber Cement Siding.

     The increase in Exterior Hardboard Siding sales of $2.9 million was primarily the result of price increases implemented during 1996. Sales of $60.9 million for the six months ended June 30, 1997 were 5% greater than the same period last year. The average selling price increased 12% over the same period last year. Shipments of Exterior Hardboard Siding decreased 7% for the six months ended June 30, 1997 when compared to the same period last year. The sales volume decline was principally due to a strong customer demand for hardboard siding resulting in a large inventory reduction during the first half of 1996.

     The increase in Interior Hardboard sales of $3.3 million was primarily the result of new product introductions and strong demand for the Company's doorskin products. Sales of $49.1 million for the six months ended June 30, 1997 were 7% greater than the same period last year. Unit volume shipments were 7% ahead of the same period last year and the average selling price increased 3% when compared with the same period last year.

     The increase in Plastic sales of $1.9 million was primarily due to increased vinyl siding sales offset by lower plastic moulding and industrial sales. Sales of $55.0 million for the six months ended June 30, 1997 were 4% greater than the same period last year. The average selling prices for all product lines were lower than the same period last year primarily due to sales mix and increasing competition in the vinyl siding market. Unit volume shipments for plastic shutters and vinyl siding were up 2% and 51%, respectively, when compared to the same period last year; however, shipments were below expectations. Plastic moulding shipments were off 6% when compared to the same period last year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

Six Months Ended June 30,1997 compared to Six Months Ended June 30, 1996
------------------------------------------------------------------------
(Continued)
-----------

GROSS PROFIT
------------

     Gross profit increased by $6.3 million (13.8%) from $45.5 million for the six months ended June 30, 1996 to $51.8 million for the same period in 1997. Selling price increases implemented on Exterior Hardboard Siding during 1996, strong demand for the Interior Hardboard doorskin product line and volume increases in the vinyl siding product line were the principal contributors to the increase in gross profit. These increases were partially offset by higher thermoplastic resin costs. Gross profit as a percentage of net sales increased from 29.0% for the period ended June 30, 1996 to 31.3% for the 1997 period primarily due to price increases implemented during 1997, strong demand for the doorskin product line and volume increases in the vinyl siding product line partially offset by start up costs related to the introduction of Fiber Cement Siding.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses increased by $4.2 million (19.0%) from $22.1 million for the six months ended June 30, 1996 to $26.3 million for the 1997 period. Selling, general and administrative expenses increased $0.9 million as a result of an increase in advertising and promotional expenditures, $0.4 million of the increase represents legal fees incurred as a result of certain litigation (see Certain Litigation below ), with the balance of the increase primarily due to increases in salaries and facility expense related to the development of the Company's distribution centers in Holly Springs, MS. and Acton, Ontario. Selling, general and administrative costs as a percentage of net sales increased from 14.1% for the six months ended June 30, 1996 to 15.9% for the 1997 period. The higher cost as a percentage of net sales is due to lower than expected sales in the Plastics product lines that were impacted by severe weather in the mid-western states and the increase in legal fees as discussed above.

RESTRUCTURING CHARGE
--------------------

     On July 7, 1997 the Company announced that it was restructuring its Plastic Products Group. The restructuring program was implemented to phase out the Company's Plastics industrial business and to allow the Company to focus on specialty building products. Accordingly, the Company recognized a $10.4 million charge during the period ended June 30, 1997. $8.0 million of the restructuring charge consisted of a write-down of certain machinery and equipment, inventory and goodwill to net realizable values, the remaining $2.4 million consisted of severance payments and outstanding lease obligations related to the closing of certain leased facilities. The impact on earnings per share for the six month period ended June 30, 1997 amounted to $0.55.

OPERATING INCOME
----------------

     Operating Income decreased by $8.3 million (35.4%) from $23.5 million for the six months ended June 30, 1996 to $15.2 million for the 1997 period. Excluding the restructuring charge (discussed previously) operating income increased by $2.1 million (9.0%) over the same period last year. The improvement is primarily due to stronger doorskin sales and the impact of Exterior Hardboard Siding price increases implemented during 1996.

OTHER INCOME (EXPENSE)
----------------------

     Interest expense decreased $0.5 million from $3.7 million for the six months ended June 30,1996 to $3.2 million (net of $1.6 million of capitalized interest) for the 1997 period. Higher outstanding indebtedness was partially offset by a slight decline in the Company's weighted average interest rate on outstanding borrowings during the six months ended June 30, 1997 as compared to the 1996 period.

NET INCOME
----------

     Net Income decreased by $4.7million (64.8%) from $12.0 million for the six months ended June 30, 1996 to $7.3 million for the 1997 period. Excluding the restructuring charge (discussed above) net income increased $1.7 million (13.4%). The increase is attributable to the factors discussed above.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

SIGNIFICANT BUSINESS TRENDS
---------------------------

     Management believes that the level of housing starts and expenditures for home improvements have a significant influence on the Company's ability to generate sales, particularly in relation to demand for its siding products. The level of housing starts in the United States increased from 1.01 million in 1991 to 1.45 million as of June, 1997. The level of housing starts in Canada decreased from 0.156 million in 1991 to 0.14 million in June, 1997. Although management is unable to predict future levels of housing starts, management believes that introduction of new products and acquisitions of product lines will allow the Company to maintain levels of production and sales should housing starts decline.

     The cost of thermoplastic resins (polystyrene, polypropylene, polyethylene and polyvinyl chloride) used in the Company's Plastics operations increased substantially during 1995 before declining somewhat during the fourth quarter of 1995 and remaining at that level during 1996. Thermoplastic resin costs have increased during the first half of 1997. Management believes that product price increases, continuing cost reduction programs and increased production efficiencies will counteract, to some extent, the impact of raw material price increases.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At June 30, 1997, the Company had working capital of $60.4 million with a current ratio of 2.2 to 1.0 as compared with working capital of $42.8 million and a current ratio of 2.0 to 1.0 at December 31, 1996. The increase in working capital and the change in the current ratio were primarily due to the increase in accounts receivable and inventories, partially offset by an increase in accounts payable at June 30, 1997. The increases in accounts receivable and accounts payable were a result of the increase in business activity in the second quarter of 1997 versus the last quarter of 1996.

     Long-term debt increased from $90.7 million at December 31, 1996 to $124.9 million as of June 30, 1997. This increase of $34.2 million is net of $3.1 million of short-term maturities reclassified from long-term debt at June 30, 1997. The increase in debt was primarily due to the increases in working capital and capital expenditures, offset, in part, by cash generated by operations.

     In March 1997, the Company and its bank group executed a Third Amended and Restated Credit Agreement ("Credit Agreement") which replaced all prior credit agreements. The Credit Agreement provides a line of credit to the Company totaling $250 million consisting of a $175 million continuing revolving credit facility, a $25 million 364-day line of credit and a term loan facility under which the Company borrowed $50 million on April 3, 1995. The Credit Agreement matures on March 10, 2002, subject to extension for additional one-year periods. The term loan requires 16 equal quarterly principal payments of $3.125 million commencing on June 30, 1997, and continuing through March 31, 2001. As of June 30, 1997, the interest rate on the $46.9 million term loan was 7.99% and the weighted average interest rate on the outstanding revolving loans of $85.9 million was 6.2%.

     In November 1995 , the Board of Directors approved plans for the construction of a facility which will manufacture a fiber-reinforced cement plank or panel. This product will be fire rated, will be both moisture and insect resistant, and will initially be produced as exterior siding in a wide variety of simulated woodgrain surfaces, including fir and cedar. The Company has executed various agreements to provide for the primary production equipment and for the construction of the facility. The plant was completed in June of 1997. The estimated cost of construction is $55 million.

     On April 1, 1997 the Company entered into a loan agreement with the Mississippi Business Finance Corporation for the issuance of $1 million Variable Rate Demand Revenue Bonds (Series 1997A)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

LIQUIDITY AND CAPITAL RESOURCES(Continued)
------------------------------------------

and $16.5 million Taxable Variable Rate Demand Revenue Bonds (Series 1997B) to finance the acquisition and construction of a vinyl siding manufacturing facility in Holly Springs, Mississippi. The bonds bear interest rates determined weekly by the remarketing agent. The bonds mature on April 1, 2022 and are backed by Irrevocable Letters of Credit issued under the Company's Credit Agreement. The amounts included in total debt reflect drawings against proceeds of the issued amount of the bonds.

     Capital expenditures during the six months ended June 30, 1997 amounted to approximately $34.7 million, and were incurred primarily for improvements of the Company's manufacturing facilities, including $18.4 million related to the construction of the fiber cement facility and $6.2 million related to the construction of the vinyl siding manufacturing facility in Holly Springs.

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

Part II: Other Information
--------------------------


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

                   Filed on July 7, 1997.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: August 14, 1997




                                        ABT BUILDING PRODUCTS CORPORATION



                                        /s/     Joseph P. O'Neill
                                        ----------------------------------------
                                                Joseph P. O'Neill
                                         (Vice President Finance- Controller)