Form 10-Q/A
period 1997-06-30
ABT BUILDING PRODUCTS CORP
filed 1997-09-29
CIK 902476

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                  FORM 10-Q/A

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
                                                      =========       =========

          Liabilities & Stockholders' Equity


CURRENT LIABILITIES
     Current Maturities of
      Long-Term Debt                                  $   9,380       $  12,504
     Accounts Payable                                    15,432          18,230
     Accrued Expenses                                    16,183          21,640
                                                      ---------       ---------
     Total Current Liabilities                           40,995          52,374


LONG-TERM DEBT                                           90,691         124,922
OTHER LONG TERM LIABILITIES                               6,957           7,188
DEFERRED INCOME TAXES                                    11,680           8,953

STOCKHOLDERS' EQUITY
     Common Stock                                           122             122
     Additional paid-in capital                          60,511          60,352
     Cumulative translation adjustment                     (364)         (1,125)
     Retained earnings                                   76,637          83,940
     Less: Treasury Shares                              (26,965)        (26,965)
                                                      ---------       ---------

      Total Stockholders' Equity                        109,941         116,324
                                                      ---------       ---------


      Total Liability and
      Stockholders' Equity                            $ 260,264       $ 309,761
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