Form 10-Q
period 1997-09-30
ABT BUILDING PRODUCTS CORP
filed 1997-11-12
CIK 902476

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                              ------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                              ------------------

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                        COMMISSION FILE NUMBER 0-21856

                       ABT BUILDING PRODUCTS CORPORATION

            (Exact name of registrant as specified in its charter)

            DELAWARE                                     13-3684348
-------------------------                         ---------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

                  ONE NEENAH CENTER, NEENAH, WISCONSIN  54956
                  -------------------------------------------
              (Address of principal executive offices) (Zip Code)

   Registrant's telephone number, including area code:  (920) 751-8611
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

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements
















As of the close of business on November 12, 1997, the registrant had outstanding 10,581,660 shares of Common Stock.

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES

                                     INDEX


PART I:  FINANCIAL STATEMENTS                                                 PAGE NUMBER
-----------------------------                                                 -----------
         Unaudited Balance Sheets as of December 31, 1996
         and September 30, 1997                                                    3


         Unaudited Statements of Income for the three
         months and nine months ended September 30, 1996
         and September 30, 1997                                                    4

         Unaudited Statements of Cash Flows for the nine months
         ended September 30, 1996 and September 30, 1997                           5
         Condensed Notes to Unaudited Financial
         Statements                                                           6 - 17


         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       18 - 23



PART II:  OTHER INFORMATION                                                       24
---------------------------

         Signature Page                                                           25


              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                                (IN THOUSANDS)


                                                                 December 31, 1996           September 30, 1997
                                                                 -----------------           ------------------
                                                                                               (unaudited)
                Assets
CURRENT ASSETS
   Cash and cash equivalents                                       $      24                      $   1,949
   Accounts receivable, less allowances of
    $5,030 and $7,062, respectively                                   31,278                         43,300
   Inventories                                                        47,237                         53,395
   Prepaid expenses                                                    4,468                          6,443
   Deferred tax assets                                                   765                          1,674
                                                                   ---------                 --------------
   Total Current Assets                                               83,772                        106,761
                                                                   ---------                 --------------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                2,968                          2,968

   Buildings and improvements                                         28,700                         39,812
   Machinery and equipment                                           108,975                        153,941
   Furniture and fixtures                                              3,947                          4,110
   Construction in progress                                           45,525                         32,688
                                                                   ---------                 --------------
                                                                     190,115                        233,519
   Less-Accumulated depreciation                                     (25,646)                       (40,949)
                                                                   ---------                 --------------
    Net property, plant and equipment                                164,469                        192,570

OTHER ASSETS, Net                                                      2,537                          6,070

GOODWILL, Net                                                          9,486                          8,470
                                                                   ---------                 --------------
  Total Assets                                                     $ 260,264                      $ 313,871

          Liabilities & Stockholders' Equity

CURRENT LIABILITIES
   Current Maturities of Long-Term Debt                            $   9,380                      $  12,501
   Accounts Payable                                                   15,432                         17,681
   Accrued Expenses                                                   16,183                         14,398
                                                                   ---------                 --------------
   Total Current Liabilities                                          40,995                         44,580

LONG-TERM DEBT                                                        90,691                        123,939
OTHER LONG TERM LIABILITIES                                            6,957                          7,215
DEFERRED INCOME TAXES                                                 11,680                         16,774


STOCKHOLDERS' EQUITY
   Common stock                                                          122                            122
   Additional paid-in capital                                         60,511                         59,636
   Cumulative translation adjustment                                    (364)                        (1,246)
   Retained earnings                                                  76,637                         89,195
   Less: Treasury Shares                                             (26,965)                       (26,344)
                                                                   ---------                 --------------
    Total Stockholders' Equity                                       109,941                        121,363
                                                                   ---------                 --------------
    Total Liabilities and Stockholders' Equity                     $ 260,264                      $ 313,871
                                                                   =========                ===============

              See accompanying notes to the financial statements

              ABT Building Products Corporation and Subsidiaries
                       Statements of Income (unaudited)
                     (in thossands, except per share data)

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30,            SEPTEMBER 30,
                                           1996         1997        1996         1997
                                        ---------    ---------   ---------    ---------
NET SALES                               $  88,435    $  87,516   $ 245,346    $ 252,935

COST OF SALES                              61,979       63,135     173,359      176,718
                                        ---------    ---------   ---------    ---------

  Gross profit                             26,456       24,381      71,987       76,217



SELLING, GENERAL AND

  ADMINISTRATIVE EXPENSES                13,247       13,372      35,321        39,650
RESTRUCTURING CHARGE                         -            -           -         10,397
                                        ---------    ---------   ---------    ---------
           Operating income                13,209       11,009      36,666       26,170

OTHER INCOME (EXPENSE)                     (1,894)      (2,544)     (5,618)      (5,811)
                                        ---------    ---------   ---------    ---------

           Income before income taxes      11,315        8,465      31,048       20,359
                                        ---------    ---------   ---------    ---------

PROVISION FOR INCOME TAXES                  4,421       3,210      12,121        7,801
                                        ---------    ---------   ---------    ---------

  Net Income                            $   6,894    $   5,255   $  18,927    $  12,558
                                        =========    =========   =========    =========

INCOME PER COMMON SHARE                 $    0.60    $    0.46   $    1.65    $    1.08
                                        =========    =========   =========    =========


WEIGHTED AVERAGE COMMON SHARES
  OUUSTANDING                              11,571       11,472      11,486       11,628
                                        =========    =========   =========    =========

              See accompanying notes to the financial statements

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                         ----------------------
                                                                           1996         1997
                                                                         --------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                $ 18,927    $ 12,558
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities
   Writedown of assets due to restructuring                                      0       7,131
   Depreciation and amortization                                             9,547      11,521
   deferred income taxes                                                     3,881       4,185
   cumulative translation adjustment                                          (364)       (882)

   Changes in certain assets and liabilities-
    Accounts receivable                                                    (19,386)    (12,022)
    Inventories                                                              3,789      (6,158)
    Other assets                                                            (3,702)     (3,028)
    Accounts payable and accrued expenses                                    9,641         722
                                                                          --------    --------
     Net cash provided by (used in) operating activities                    22,333      14,027
                                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                       (28,423)    (48,217)
                                                                          --------    --------
     Net cash used in investing activities                                 (28,423)    (48,217)
                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit                                            14,148      36,369
Exercise of stock options                                                      (70)       (254)
Payments for the purchase of treasury shares                                (1,701)          0
                                                                          --------    --------
     Net cash provided by financing activities                              12,377      36,115
                                                                          --------    --------

     Net increase (decrease) in cash                                         6,287       1,925

Cash and Cash equivalents, beginning of period                               2,317          24
                                                                          --------    --------

Cash and Cash equivalents, end of period                                  $  8,604    $  1,949
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

(2)  BASIS OF PRESENTATION

         The consolidated balance sheets at December 31, 1996, and September 30, 1997, and the consolidated statements of operations for the three month and nine month periods ended September 30, 1996 and 1997, and cash flows for the nine months ended September 30, 1996 and 1997, include the accounts of ABT BUILDING PRODUCTS CORPORATION, a Delaware corporation ("ABT"), and its wholly owned subsidiaries ABTCO, INC. ("ABTCO"), KENTECH PLASTICS, INC. ("KENTECH") and ABT CANADA, LIMITED ("ABT CANADA") (collectively referred to as the "Company").

(3)  INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory costs include material, labor, and manufacturing overhead (in thousands).

                                                           DECEMBER 31,               SEPTEMBER 30,
                                                               1996                       1997
                                                       ----------------------    -----------------------
Finished products and work in process                  $              30,330      $              35,776
Raw materials                                                          8,954                      9,340
Operating parts and supplies                                           7,953                      8,279
                                                       ======================    ======================
                                                       $              47,237      $              53,395
                                                       ======================    ======================


              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


 (4)   LONG-TERM DEBT

         Long-term debt as of December 31, 1996, and September 30, 1997, consisted of the following (in thousands):



                                                            DECEMBER 31,              SEPTEMBER 30,
                                                                1996                      1997
                                                        ----------------------    ----------------------
Total debt---
    Revolving line of credit                            $              50,065      $             83,465
    Term loan                                                          50,000                    43,750
    MISSISSIPPI BUSINESS FINANCE CORP. BONDS:

          Series 1997A                                                      -                     1,000
          Series 1997B                                                      -                     8,222
    Capital lease obligations                                               6                         3
                                                        ---------------------     ---------------------
                                                                      100,071                   136,440
Less---current maturities                                             (9,380)                  (12,501)
                                                        =====================     =====================
           TOTAL LONG-TERM DEBT                         $              90,691      $            123,939
                                                        =====================     =====================

         On April 1, 1997 the Company entered into a loan agreement with the Mississippi Business Finance Corporation for the issuance of $1 million Variable Rate Demand Revenue Bonds (Series 1997A) and $16.5 million Taxable Variable Rate Demand Revenue Bonds (Series 1997B) to finance the acquisition and construction of a vinyl siding manufacturing facility in Holly Springs, Mississippi. The bonds bear interest rates determined weekly by the remarketing agent. The interest rates at September 30, 1997 were 4.20% and 5.60%, respectively. The bonds are backed by Irrevocable Letters of Credit issued under the Company's Revolving Credit Agreement. The Series 1997A and Series 1997B bonds have a maturity date of April 1, 2022. The amounts included in total debt reflect drawings against the proceeds of the issued amount of the bonds.

(5)  STOCKHOLDERS' EQUITY

         Stockholders' Equity as of December 31, 1996, and September 30, 1997, consisted of the following (in thousands):


                                                              ADDITIONAL       CUMULATIVE
                                                COMMON         PAID-IN         TRANSLATION        RETAINED          TREASURY
                                                STOCK          CAPITAL         ADJUSTMENT         EARNINGS           SHARES
                                              -----------    -------------    --------------    -------------   ---------------
December 31, 1996                             $      122     $     60,511     $       (364)     $     76,637    $      (26,965)

Cumulative translation adjustment                                                     (882)

Exercise of stock options                                            (875)                                                 621

Net income through September 30, 1997                                                                 12,558

                                              -----------    -------------    --------------    -------------   ---------------
September 30, 1997                            $      122     $     59,636     $     (1,246)     $     89,195    $      (26,344)
                                              ==========     ============     =============     ============    ===============

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(5)   STOCKHOLDERS' EQUITY (CONTINUED)

         Commencing in the third quarter of 1994, the Board of Directors authorized the repurchase of up to 2,200,000 shares of the Company's Common Stock in open market transactions. At September 30, 1997, the Company had repurchased 1,647,000 shares for a total cost of $26,344,480 (net of shares reissued). The cost to repurchase the treasury shares has been recorded as a reduction of stockholders' equity.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS No. 129, Disclosure of Information about Capital Structure, has been issued and is effective for financial statements for annual periods ending after December 15, 1997. The expected impact of the adoption of these standards will not be material.

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

Litigation

     On August 30, 1995, the Company completed negotiations with Michigan environmental authorities regarding a consent judgment providing for an odor emissions abatement program at its Alpena, Michigan facility. The program provides for phased installation of controls to effect a staged reduction of the facility's emissions of odors into the air. It is estimated that capital expenditures of approximately $6 million to $12 million will be required in order to attain compliance with the program. It is the Company's position that costs incurred in complying with the consent judgment will be borne in whole or in part by Abitibi-Price Corporation ("APC"), as the prior owner of the Alpena facility, and APC's corporate parent Abitibi-Price, Inc. ("API"). Accordingly, on November 27, 1995, the Company and ABTco commenced an action against APC and API in the Circuit

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Court for the County of Oakland, Michigan, (ABT Building Products Corporation
                                            ---------------------------------
and ABTco, Inc. v. Abitibi-Price Corporation and Abitibi-Price, Inc., Case No.
------------------------------------------------------------------------------
95-508819-CK), seeking to recover damages incurred in connection with the
-------------
remediation, correction and control of odor emissions at the Alpena facility.

     The complaint initially asserted claims for breach of contract, fraudulent non-disclosure and fraudulent misrepresentation. The Company and ABTco determined not to pursue the claims for fraudulent non-disclosure and fraudulent misrepresentation, and a stipulated order to that effect was filed on May 9, 1996. The Company and ABTco proceeded with their claims for breach of contract. Discovery was completed. The Company and ABTco moved for summary judgment on liability only; APC and API moved for summary judgment dismissing the remaining claims in the complaint. By opinion and order dated March 28, 1997 (the "Order"), the Circuit Court for the County of Oakland, Michigan, granted defendants' motion for summary judgment, and denied plaintiffs' motion for summary judgment, on plaintiffs' claim for breach of contract, thereby dismissing the case. On April 15, 1997, the Company and ABTco filed a claim of appeal from the Order in the Court of Appeals for the State of Michigan. On May 5, 1997, defendants APC and API filed a cross-appeal from the Order in the Court of Appeals for the State of Michigan. On August 4, 1997, the Company and ABTco filed their opening brief in their appeal, and APC and API filed their opening brief in their cross-appeal.

     The Company and ABTco have been named as defendants in a class action and four separate putative class actions arising from hardboard siding manufactured, distributed, or sold by them or by APC, API or Abitibi-Consolidated, Inc. ("ACI").

     (1)  Fyola et al. v. ABT Building Products Corporation, ABTco, Inc. and
          ------------------------------------------------------------------
Abitibi-Price Corporation, Docket No. 95-12854, Court of Common Pleas of
--------------------------
Allegheny County, Pennsylvania (the "Fyola Action").
                                     -----

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

     In response to the amended complaint, defendants filed an "Answer and New Matter" dated December 27, 1996, that denies all material allegations of the amended complaint and asserts affirmative defenses. On March 25, 1997, defendants filed a motion seeking a stay of the action or, in the alternative, an order limiting discovery to certification-related issues until the court rules upon plaintiffs' motion for class certification. On May 30, 1997, the Court of Common Pleas of Allegheny County entered an order staying this action pending a decision by the United States District Court for the Southern District of Alabama as to whether the conditional order of certification already entered in the Foster Action (which is discussed below) should be upheld, or whether the classes and subclasses already conditionally certified in that action should be decertified. The Fyola Action has not been certified as a class action.

     The Company and ABTco intend to defend the action vigorously.

     (2)  Foster et al. v. ABTco, Inc., ABT Building Products Corporation,
          ---------------------------------------------------------------
Abitibi-Price, Inc. and Abitibi-Price Corporation, Docket No. 96-0069-AH-M,
-------------------------------------------------
United States District Court for the Southern District of Alabama (the "Foster Action").

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

     On May 29, 1997, API and APC filed cross-claims against the Company and ABTco for breach of contract and common-law indemnification. Those claims allege in substance, among other things that to the extent API and APC may be found liable on certain claims arising from alleged defects in exterior hardboard siding products manufactured by them or by the Company or ABTco, API and APC are entitled to reimbursement of some or all of their losses from the Company and ABTco. The claims also seek attorneys' fees, costs and other expenses. The Company intends to defend these claims vigorously.

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

     On September 3, 1997, plaintiffs filed a renewed motion to remand the action to the Circuit Court of Choctaw County, Alabama, based on a recent panel decision by the United States Court of Appeals for the Eleventh Circuit in Ericsson GE Mobile Communications, Inc. v. Motorola Communications & Elecs.,
---------------------------------------    --------------------------------
Inc., et al., No. 95-6766. That motion has not yet been decided.
------------

     The Company and ABTco intend to defend the action vigorously.

     (3)  Dunn et al. v. ABTco, Inc., ABT Building Products Corporation,
          -------------------------------------------------------------
Abitibi-Price, Inc. and Abitibi-Price Corporation, Docket No. 96-CVS7690,
-------------------------------------------------
Superior Court of Forsyth County, North Carolina.

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

     (4)  Ezzell et al. v. ABTco, Inc., ABT Building Products Corporation,
          ---------------------------------------------------------------
Abitibi-Price, Inc. and Abitibi-Price Corporation, No. 97-CVS-167, Superior
-------------------------------------------------
Court of Onslow County, North Carolina.

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

     On May 23, 1997, all defendants moved to abate or stay the action. By order signed on October 2, 1997, the court denied the motion to abate but granted the motion to stay.

     The Company and ABTco intend to defend the action vigorously.

     (5)  Fiedler et al. v. ABT Building Products Corporation, ABTco, Inc.,
          ----------------------------------------------------------------
Abitibi-Price Corp., and Abitibi-Consolidated, Inc., Civil Action No. 97-CP-08-
---------------------------------------------------
1545, Court of Common Pleas of Berkeley County, South Carolina.

     On September 25, 1997, plaintiffs Nancy Fiedler and Daniel Gaines brought this action on behalf of themselves and a putative class composed of all past and present owners of mobile homes who reside or resided in South Carolina and whose mobile homes had compressed wood fiber exterior siding designed, marketed, or manufactured by the Company, ABTco, APC or ACI. Plaintiffs' complaint alleges that defendants' siding is defective and fails to perform as warranted by prematurely deteriorating, rotting, swelling, cracking, splitting, delaminating, absorbing water, warping, bulging and/or buckling under normal conditions and exposure. Plaintiffs' complaint asserts purported claims for breach of express warranty, breach of implied warranty of merchantability, negligence/ negligence per se/gross negligence and strict liability in tort. Plaintiffs, on behalf of themselves and the putative class, seek actual, consequential and punitive damages "not to exceed $74,999.00 per class member," and the costs and expenses of the lawsuit. The action has not been certified as a class action.

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     On October 29, 1997, defendants removed the action to the United States District Court for the District of South Carolina. On November 5, 1997, defendants served an answer that denies all material allegations of the complaint and asserts affirmative defenses.

     The Company and ABTco intend to defend the action vigorously.

     (6)  Abitibi-Price Corporation and Abitibi-Price Sales Corporation v. ABT
          -------------------------------------------------------------    ---
Building Products Corporation and ABTco, Inc., Index No. 97-09771, Supreme Court
---------------------------------------------
of the State of New York, Westchester County.

     On June 16, 1997, APC and Abitibi-Price Sales Corporation ("APS") brought an action against the Company and ABTco in the Supreme Court of the State of New York for the County of Westchester.

      The complaint states that by agreement dated September 25, 1992 (the "Agreement"), the Company and APC provided for the sale, assignment, and transfer by APC to the Company of the assets of a business engaged in the manufacture, sale, and distribution of various building products, including exterior hardboard siding (the "Business"). In their complaint, APC and APS allege, among other things, that "ABTco executed an Assumption Agreement, dated as of October 20, 1992, whereby, among other things, ABTco assumed and agreed to pay certain liabilities and obligations of APC, including, without limitation, certain warranty liabilities and obligations on products manufactured or sold by APC." The complaint also alleges that under the Agreement, the Company is responsible for the following "Assumed Liability":

         "liabilities and obligations under warranties with respect to products of the Business manufactured or sold prior to the Closing Date to the extent such liabilities and obligations do not constitute an Excluded Liability."

     The complaint alleges that "Excluded Liabilities" under the Agreement include:

         "one-half of the dollar amount paid pursuant to documented claims for warranty service under warranties for the repair or replacement of products of the Business (exclusive of credits or price adjustments granted without Seller's consent) sold prior to the Closing Date or held as finished goods inventory on the Closing Date in excess of $100,000 during any calendar year (or in excess of $25,000 for the period from the Closing Date through

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

         December 31, 1992); provided that (x) Seller shall retain full liability for claims with respect to products produced by Seller's former facility in Sturgeon Falls, Canada regardless of dollar amount, any (y) Seller shall retain all liability in excess of $2,500 with respect to each individual claim in excess of $5,000."

      The complaint further alleges that in the Agreement, the Company indemnified APC against losses arising from "Assumed Liabilities," including allegedly assumed "warranty liabilities," as well as attorneys' fees, costs and other expenses associated with defending or compromising "warranty claims."

      According to the complaint, during the period from October 20, 1992, to 1996, the Company, ABTco, APC, and APS allocated "warranty liabilities" under the Assumption Agreement in the following manner:

               (a) All warranty claims pertaining to products of the Business sold or manufactured prior to the Closing Date were analyzed, evaluated, administered and resolved by [the Company and ABTco], and an accounting to [APC and APS] was made on a quarterly basis;

              (b) The total amount of settled warranty claims pertaining to product -sold or manufactured prior to the Closing Date was offset by a $100,000 per calendar year "deductible", for which [the Company and ABTco] [were] solely responsible;

               (c) The remaining liability for each settled warranty claim up to $5,000 was allocated 50% to [APC and APS] and 50% to [the Company and ABTco];

               (d) With respect to each settled warranty claim over $5,000, for the first $2,500 was allocated to [the Company and ABTco], and the remainder was allocated to [APC and APS]; and

               (e) [The Company and ABTco] paid all attorneys' fees, costs and expenses related to the claims.

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

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements

 (7)  SUPPLEMENTAL CASH FLOW DISCLOSURE

         In addition to the information provided in the statements of cash flows, the following is a supplemental disclosure of cash flow information (in thousands):

                                                                        FOR NINE          FOR NINE
                                                                    MONTHS ENDED      MONTHS ENDED
                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                            1996              1997
                                                                            ----              ----
     Cash paid during period for --
              Interest.......................................           $ 5,144            $  6,644
              Income taxes...................................             6,701               6,502

(8)  RESTRUCTURING CHARGE

         On July 7, 1997 the Company announced that it was restructuring its Plastic Products Group. The restructuring program was implemented to phase out the Company's Plastics industrial business and to allow the Company to focus on specialty building products. Accordingly, the Company recognized a $10.4 million charge during the period ended June 30, 1997. $8.0 million of the restructuring charge consisted of a write-down of certain machinery and equipment, inventory and goodwill to net realizable values, the remaining $2.4 million consisted of severance payments and outstanding lease obligations related to the closing of certain leased facilities. The impact on earnings per share for the nine month period ended September 30, 1997 amounted to $0.55.

         The remaining $2.1 million of restructuring charge is included in the accrued expenses of the accompanying consolidated balance sheet.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          ------------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------
QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996
-----------------------------------------------------------------------------

NET SALES
---------
        Net sales decreased by $0.9 million (1.0%) from $88.4 million for the quarter ended September 30,1996 to $87.5 million in the 1997 quarter. This decrease is attributable to decreased sales in Exterior Hardboard Siding and Plastic products, offset by the introduction of a new product line, Fiber Cement Siding. Interior Hardboard sales were relatively flat when compared to the same period last year.
        The increase in Interior Hardboard sales of $0.1 million was primarily the result of new product introductions and strong demand for the Company's doorskin products. Sales of $23.6 million for the three months ended September 30,1997 were 0.4% greater than the same period last year. Unit volume shipments were 1% below the same period last year and the average selling price increased 6% when compared with the same period last year. The higher selling price was primarily due to product mix.
        Exterior Hardboard Siding sales of $27.3 million for the three months ended September 30,1997 were 11% lower than the same period last year. Shipments of Exterior Hardboard Siding decreased 13% for the three months ended September 30,1997 while the average selling price remained flat when compared to the same period last year. The sales volume decline was principally due to competition from a major fiber cement siding producer. (See "Significant Business Trends.")
        The decrease in Plastic products sales of $0.5 million was primarily due to lower industrial sales (as a result of the restructuring of the Plastics operations announced in the second quarter) partially offset by increased vinyl siding, plastic moulding, shutters and accessories sales. Sales of $33.7 million for the three months ended September 30,1997 were 1.5% less than the same period last year. The average selling prices for all product lines were lower than the same period last year primarily due to sales mix and increasing competition in the vinyl siding market. Unit volume shipments for plastic moulding, shutters and vinyl siding were up 8%, 12% and 14% respectively, when compared to the same period last year; however, shipments were below expectations.

        The Company introduced a new product line, Fiber Cement Siding, late in the second quarter. During the three months ended September 30,1997, $2.9 million of fiber cement siding was sold.

GROSS PROFIT
------------
        Gross profit decreased by $2.1 million (7.8%) from $26.5 million for the three months ended September 30,1996 to $24.4 million in the 1997 quarter. Lower volume and recent price reductions implemented on Exterior Hardboard Siding, as well as, lower selling prices in Plastics products were the principal contributors to the decrease in gross profit. Gross profit as a percentage of net sales decreased from 29.9% for the three months ended September 30,1996 to 27.9% for the 1997 quarter primarily due to lower pricing in the Exterior Hardboard Siding and Plastics products as well as lower volumes in Exterior Hardboard Siding.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
        Selling, general and administrative expenses increased by $0.1 million (0.9%) from $13.2 million for the three months ended September 30,1996 to $13.4 million in the 1997 quarter. Selling, general and administrative expenses increased $0.2 million due to increased legal fees incurred as a result of certain litigation (see Certain Litigation below). Selling, general and administrative costs as a percentage of net sales increased from 15.0% for the three months ended September 30,1996 to 15.3% for the 1997 quarter. The higher cost as a percentage of net sales is due to lower sales in Exterior Hardboard Siding, lower than expected sales in the Plastics product lines and the increase in legal fees as discussed above.

OPERATING INCOME
----------------
        Operating Income decreased by $2.2 million (16.7%) from $13.2 million for the three months ended September 30,1996 to $11.0 million for the 1997 quarter. The decrease is primarily due to the impact of lower volumes and recent price decreases in Exterior Hardboard Siding as well as lower pricing in Plastic products.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------
QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996
-----------------------------------------------------------------------------
(CONTINUED)
-----------

OTHER INCOME (EXPENSE)
----------------------
        Interest expense increased $0.7 million from $1.8 million for the three months ended September 30, 1996 to $2.5 million (net of $0.1 million of capitalized interest) for the 1997 quarter. Higher outstanding indebtedness was partially offset by a slight decline in the Company's weighted average interest rate on outstanding borrowings during the three months ended September 30,1997 as compared to the 1996 quarter.

NET INCOME
----------
        Net Income decreased by $1.6 million (23.8%) from $6.9 million for the three months ended September 30,1996 to $5.3 million for the 1997 quarter. The decrease is attributable to the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30,1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30
-----------------------------------------------------------------------------
1996
----

NET SALES
---------
        Net sales increased by $7.6 million (3.1%) from $245.3 million for the nine months ended September 30,1996, to $252.9 million for the same period in 1997. This increase is attributable to increased sales in Interior Hardboard and Plastic Products as well as the introduction of a new product line, Fiber Cement Siding. Exterior Hardboard Siding sales were relatively flat when compared to the same period last year.
        The increase in Interior Hardboard sales of $3.4 million was primarily the result of new product introductions and strong demand for the Company's doorskin products. Sales of $72.7 million for the nine months ended September 30,1997, were 5% greater than the same period last year. Unit volume shipments were 3% ahead of the same period last year and the average selling price increased 2% when compared with the same period last year.
        The increase in Plastic sales of $1.3 million was primarily due to increased vinyl siding, shutter and accessories sales offset by lower plastic moulding and industrial sales. Sales of $88.7 million for the nine months ended September 30, 1997, were 2% greater than the same period last year. The average selling prices for all product lines were lower than the same period last year primarily due to sales mix and increasing competition in the siding market. Unit volume shipments for plastic shutters and vinyl siding were up 9% and 33%, respectively, when compared to the same period last year; however, shipments were below expectations. Plastic moulding shipments were flat when compared to the same period last year.
        The decrease in Exterior Hardboard Siding sales of $0.5 million was primarily the result of lower volumes and price decreases implemented during the latter part of 1997. Sales of $88.2 million for the nine months ended September 30,1997, were 0.6% lower than the same period last year. The average selling price increased 8% over the same period last year. Shipments of Exterior Hardboard Siding decreased 9% for the nine months ended September 30,1997 when compared to the same period last year. The sales volume decline was principally due to competition from a major fiber cement siding producer. (See "Significant Business Trends.")

GROSS PROFIT
------------
        Gross profit increased by $4.2 million (5.9%) from $72.0 million for the nine months ended September 30,1996 to $76.2 million for the same period in 1997. The impact of selling price increases implemented on Exterior Hardboard Siding during 1996, strong demand for the Interior Hardboard doorskin product line and volume increase in the vinyl siding product line were the principal contributors to the increase in gross profit. These increases were partially offset by higher thermoplastic resin costs and recent price reductions in Exterior Hardboard Siding. Gross profit as a percentage of net sales increased from 29.3% for the period ended September 30,1996 to 30.1% for the 1997 period primarily due to price

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------
NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1996 (CONTINUED)
---------------

GROSS PROFIT (CONTINUED)
------------------------
increases implemented during 1996, strong demand for the doorskin product line and volume increases in the vinyl siding product line partially offset by start up costs related to the introduction of fiber cement siding and lower selling prices for vinyl siding.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
        Selling, general and administrative expenses increased by $4.4 million (12.3%) from $35.3 million for the nine months ended September 30,1996 to $39.7 million for the 1997 period. These expenses increased as a result of an increase in advertising and promotional expenditures, legal fees incurred as a result of certain litigation (see Certain Litigation below), with the balance of the increase primarily due to increases in salaries and facility expense related to the development of the Company's distribution center in Action, Ontario. Selling, general and administrative costs as a percentage of net sales increased from 14.4% for the nine months ended September 30, 1996 to 15.7% for the 1997 period. The higher cost as a percentage of net sales is due to lower than expected sales in the Plastics and Exterior Hardboard Siding product lines as well as higher legal fees and advertising and promotional expenditures as discussed above.

RESTRUCTURING CHARGE
--------------------
        On July 7,1997 the Company announced that it was restructuring its Plastic Products Group. The restructuring program was implemented to phase out the Company's Plastics industrial business and to allow the Company to focus on specialty building products. Accordingly, the Company recorded a $10.4 million charge during the period ended June 30,1997. The restructuring charge consisted of the write-down of certain machinery and equipment, $5.9 million; inventory and goodwill to net realizable values, $2.1 million; severance payments and outstanding lease obligations related to the closing of certain leased facilities, $2.2 million; and other miscellaneous restructuring costs, $0.2 million. The impact on earnings per share for the nine month period ended September 30,1997 amounted to $0.55.

OPERATING INCOME
----------------
        Operating income decreased by $10.5 million (28.6%) from $36.7 million for the nine months ended September 30,1996 to $26.2 million for the 1997 period. The decrease is primarily due to the costs involved in the start up of the fiber cement facility, the cost of eliminating the plastic industrial business and higher selling, general and administrative expenses partially offset by stronger doorskin sales and the impact of Exterior Hardboard Siding price increases implemented during 1996. Excluding the restructuring charge (discussed previously) operating income decreased by $0.1 million (0.3%) over the same period last year.

OTHER INCOME (EXPENSE)
----------------------
        Interest expense increased $0.2 million from $5.5 million for the nine months ended September 30,1996 to $5.7 million (net of $1.7 million of capitalized interest) for the 1997 period. Higher outstanding indebtedness was partially offset by a slight decline in the Company's weighted average interest rate on outstanding borrowings during the nine months ended September 30,1997 as compared to the 1996 period.

NET INCOME
----------
        Net income decreased by $6.4 million (33.7%) from $18.9 million for the nine months ended September 30,1996 to $12.6 million for the 1997 period. Net income (excluding the restructuring charge) for the nine months ended September 30,1997 was relatively equal to the same period last year due to factors discussed above.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------
NINE MONTHS ENDED SEPTEMBER 30,1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------
1996 (CONTINUED)
----------------

SIGNIFICANT BUSINESS TRENDS
---------------------------
        Management believes that the level of housing starts and expenditures for home improvements have a significant influence on the Company's ability to generate sales, particularly in relation to demand for its siding products. The level of housing starts in the United States increased from 1.01 million in 1991 to 1.45 million as of September, 1997. The level of housing starts in Canada decreased from 0.156 million in 1991 to 0.148 million in September, 1997. Although management is unable to predict future levels of housing starts, management believes that introduction of new products and acquisitions of product lines will allow the Company to maintain levels of production and sales should housing starts decline.
        The cost of thermoplastic resins (polystyrene, polypropylene, polyethylene and polyvinyl chloride) used in the Company's Plastics operations increased substantially during 1995 before declining somewhat during the fourth quarter of 1995 and remaining at that level during 1996. Thermoplastic resin costs have increased during the first nine months of 1997. Management believes that product price increases, continuing cost reduction programs and increased production efficiencies will counteract, to some extent, the impact of raw material price increases.
        The recent consolidation in the vinyl siding industry has resulted in increased competitive pricing of the Company's vinyl siding and accessories.
        The Company has recently introduced Fiber Cement Siding. A major competitor in the fiber cement siding market is aggressively pricing the product in an attempt to increase share in the siding market. As a result, the Company has lowered its pricing on both the Exterior Hardboard Siding and Fiber Cement Siding products to maintain market share. The lower prices have impacted earnings. The Company cannot predict the actions of this or other competitors, however, management believes it will continue to protect market share in all exterior siding markets in which it competes.
        Management also believes that continued penetration into the mass merchandiser market will have a significant influence on the Company's level of business activity. Management believes that this market will continue to grow in importance to the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
        At September 30,1997, the Company had working capital of $62.2 million with a current ratio of 2.4 to 1.0 as compared with working capital of $42.8 million and a current ratio of 2.0 to 1.0 at December 31,1996. The increase in working capital and the change in the current ratio were primarily due to the increase in accounts receivable and inventories, partially offset by an increase in accounts payable. The increase in accounts receivable and accounts payable were a result of the increase in business activity in the third quarter of 1997 versus the last quarter of 1996.
        Long-term debt increased from $90.7 million at December 31,1996 to $123.9 million as of September 30,1997. The increase in debt was primarily due to the increases in working capital and capital expenditures offset, in part, by cash generated from operations.
        In March 1997, the Company and its bank group executed a Third Amended and Restated Credit Agreement ("Credit Agreement") which replaced all prior credit agreements. The Credit Agreement provides a line of credit to the Company totaling $250 million consisting of a $175 million continuing revolving credit facility, a $25 million 364-day line of credit and a term loan facility under which the Company borrowed $50 million on April 3,1995. The Credit Agreement matures on March 10, 2002, subject to extension for additional one-year periods. The term loan requires 16 equal quarterly principal payments of $3.125 million commencing on June 30,1997, and continuing through March 31, 2001. As of September 30,1997, the interest rate on the $43.8 million term loan was 7.99% and the weighted average interest rate on the outstanding revolving loans of $83.5 million was 6.2%.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------
NINE MONTHS ENDED SEPTEMBER 30,1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------
1996 (CONTINUED)
----------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------
        On April 1,1997 the Company entered into a loan agreement with the Mississippi Business Finance Corporation for the issuance of $1 million Variable Rate Demand Revenue Bonds (Series 1997A) and $16.5 million Taxable Variable
Rate Demand Revenue Bonds (Series 1997B) to finance the acquisition and construction of a vinyl siding manufacturing facility in Holly Springs, Mississippi. The bonds bear interest rates determined weekly by the remarketing agent. The bonds mature on April 1, 2022 and are backed by Irrevocable Letters of Credit issued under the Company's Credit Agreement. The amounts included in total debt reflect drawings against proceeds of the issued amount of the bonds.
        Capital expenditures during the nine months ended September 30, 1997 amounted to approximately $48.2 million, and were incurred primarily for improvements of the Company's manufacturing facilities, including $22.9 million related to the construction of the fiber cement facility and $10.3 million related to the construction of the vinyl siding manufacturing facility in Holly Springs.
        Management believes that the Company's cash on hand, anticipated funds from operations and available borrowings under the revolving credit facility will be sufficient to cover both its short-term and long-term working capital, capital expenditure and debt service requirements.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  -----------------------------------------------------------
                                              AND
                                              ---
                                     RESULTS OF OPERATIONS
                                     ---------------------

ACCOUNTING CHANGES
------------------
        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No.128, Earnings per Share, and is effective for financial statements for both interim and annual periods ending after December 15,1997. SFAS No.129, Disclosure of Information about Capital Structure, has been issued and is effective for financial statements for annual periods ending after December 15,1997. The expected impact of the adoption of these standards will not be material.

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

                  Date:  November 11, 1997

                                            ABT BUILDING PRODUCTS CORPORATION



                                            /s/     Joseph P. O'Neill
                                            ----------------------------------
                                                    Joseph P. O'Neill
                                           (Vice President Finance- Controller)