Form 10-K
period 1997-12-31
ABT BUILDING PRODUCTS CORP
filed 1998-03-20
CIK 902476

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                               ---------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934
  FOR FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM        TO       .

                        Commission File Number 0-21856

                               ---------------
                       ABT BUILDING PRODUCTS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              13-3684348
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                     NUMBER)

 ONE NEENAH CENTER, NEENAH, WISCONSIN                   54956
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      Registrant's telephone number, including area code: (920) 751-8611

                               ---------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS:              NAME OF EACH EXCHANGE ON WHICH
                 None                                REGISTERED:

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               (TITLE OF CLASS)

                    Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

On March 18, 1998 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, using the closing price of the Registrant's Common Stock on such date, was $89,216,735.

The number of shares of the Registrant's common stock outstanding as of March 18, 1998 was 10,659,160.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

      IDENTIFICATION OF DOCUMENTS           PART INTO WHICH INCORPORATED
    Proxy Statement for Annual Meeting of Part III--Items 10, 11, 12 and 13 Shareholder to be held on May 5, 1998

                       ABT BUILDING PRODUCTS CORPORATION
                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

 ITEM NO.                           DESCRIPTION                           PAGE
 --------                           -----------                           ----
                                       PART I
 Item  1.  Business.....................................................    1
 Item  2.  Properties...................................................   12
 Item  3.  Legal Proceedings............................................   13
 Item  4.  Submission of Matters to a Vote of Security Holders..........   17
                                      PART II
 Item  5.  Market for Registrant's Common Stock and Related Stockholder    18
           Matters......................................................
 Item  6.  Selected Financial Data......................................   19
 Item  7.  Management's Discussion and Analysis of Financial Condition     20
           and Results of Operation ....................................
 Item  7A. Quantitative and Qualitative Disclosures About Market Risk...   25
 Item  8.  Financial Statements and Supplementary Data..................   26
 Item  9.  Changes in and Disagreements with Accountants on Accounting     48
           and Financial Disclosure ....................................
                                      PART III
 Item 10.  Directors and Executive Officers of the Registrant...........   48
 Item 11.  Executive Compensation.......................................   48
 Item 12.  Security Ownership of Certain Beneficial Owners and             48
           Management ..................................................
 Item 13.  Certain Relationships and Related Transactions...............   48
                                      PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form     49
           8-K..........................................................

                                    PART I

ITEM 1. BUSINESS

GENERAL

  The Company is the largest manufacturer of exterior hardboard siding in the United States and a leading manufacturer of plastic resin and fiber cement specialty building products. The Company believes its products, marketed under the "ABTco," "ABT Canada Limited" and "Canexel" trade names, provide distinctive design, performance or cost advantages, as compared to products made from solid wood, brick, stucco and other natural materials. The Company's product offering is extensive and is targeted for use in most segments of the building materials market, including new residential construction, repair and remodeling and a variety of industrial applications. The Company's products are sold in North America and certain international markets through four distribution channels: wholesale distributors, home center retailers, manufactured housing builders and industrial fabricators.

  In implementing its production and distribution strategy, the Company has targeted certain markets, including the vinyl and fiber cement siding markets that have historically exhibited relatively higher rates of growth, and focused on certain higher growth distribution channels, such as the home center retailers, that desire broad product lines and "one-stop" benefits provided by suppliers such as the Company. In order to remain responsive to the changing needs of its target markets and improve overall production performance, the Company has invested approximately $132 million in its manufacturing facilities from January 1, 1995 to December 31, 1997. Recent investments have included the completion of a new $61 million fiber cement siding manufacturing facility in Roaring River, North Carolina, and approximately $12 million for the retrofitting of a vinyl siding manufacturing facility in Holly Springs, Mississippi. As a result of its investments, the Company's manufacturing processes and facilities incorporate state-of-the-art technology that provide it with the flexibility to produce a variety of products, enhance the introduction of new products and adjust its product mix in response to changing market conditions.

  The Company has two principal product groups, Exterior Products and Specialty Products:

EXTERIOR PRODUCTS                            SPECIALTY PRODUCTS
 . Exterior hardboard siding, utility panels  . Interior hardboard products, including
  and trimboard (collectively, "Exterior       tileboard, prefinished paneling,
  Hardboard Siding")                           doorskins and hardboard substrate
                                               (collectively, "Interior Hardboard")
 . Exterior vinyl siding and trim             . Decorative prefinished mouldings and
  accessories, decorative plastic shutters,    other plastic products (collectively,
  vents and building product accessories       "Interior Plastics")
  (collectively, "Exterior Plastics")
 . Fiber cement siding products ("Fiber
  Cement Siding")

  The Company was formed in 1992 by Kohlberg & Co. and George T. Brophy, the Company's Chairman, President and Chief Executive Officer, in order to acquire a substantial portion of its current domestic operations from Abitibi-Price Corporation ("APC") relating to APC's Building Products Division (the "Acquisition"). In July 1993, the Company consummated an initial public offering of its shares of common stock. During 1994 and 1995, the Company completed three acquisitions to improve its market presence and product diversity. In 1994, the Company acquired a division of Avenor, Inc, a manufacturer of Exterior Hardboard Siding and Interior Hardboard and in 1995, the Company acquired the assets of KenTech Plastics Inc., a manufacturer of shutters and related products, and the vinyl siding operations of EMCO Ltd. In 1995, the Company approved the construction of a $61 million fiber cement siding manufacturing facility with production commencing in late June 1997. In 1997, the Company invested approximately $12 million in the retrofitting of a vinyl siding manufacturing facility in Holly Springs, Mississippi.

  The Company is a Delaware corporation with principal executive offices located at One Neenah Center, Suite 600, Neenah, Wisconsin 54956, telephone number (920) 751-8611.

INDUSTRY OVERVIEW

  The residential building products industry depends primarily on the level of new home construction and the repair and remodeling of existing homes. The level of activity is generally a function of interest rates, inflation, unemployment, demographic trends, gross domestic product growth and consumer confidence. Demand for the Company's products is affected by residential housing starts and existing home sales, the age and size of the housing stock, and overall home improvement expenditures. According to the National Association of Home Builders, domestic housing starts declined from approximately 1.8 million in 1986 to approximately 1.0 million in 1991, improving to approximately 1.5 million in 1997. Domestic housing starts have fluctuated between 1.3 million and 1.5 million from 1993 to 1997. Also according to the National Association of Home Builders, residential remodeling expenditures have increased over the same period, from $91 billion in 1986 to a high of approximately $114 billion in 1996 and decreased to $110 billion in 1997.

  Residential building products are distributed through both wholesale and retail channels. The wholesale channel of distribution includes a variety of specialized and broad-line wholesale distributors and dealers focused primarily on the supply of products for use by professional builders and contractors. Within the retail distribution channel, one of the most recent developments is the continuing growth and consolidation among the large, well-positioned retailers catering to the do-it-yourself and repair and remodeling markets. Such retailers typically seek to develop and maintain relationships with building product manufacturers that provide a broad line of products, high levels of service and the ability to grow with their needs.

BUSINESS STRENGTHS AND STRATEGY

  By capitalizing upon senior management's expertise in manufacturing, sales, marketing and customer service in the specialty building products industry, the Company has developed a business strategy designed to improve its competitive position while increasing net sales and operating income. The Company's business strategy emphasizes the following competitive strengths:

 Broad and Diversified Line of Exterior Products.

  The Company plans to continue its emphasis on product line breadth and diversity to take advantage of new sales opportunities, to maximize flexibility in dealing with shifts in market demand and to expand its ability to provide "one-stop" service to its customers. The Company's extensive product offering and development capabilities provide it with what it believes are competitive advantages, including (i) an ability to access new markets, such as the fiber cement and vinyl siding product markets, (ii) an ability to modify existing product lines to respond to changing market conditions such as its recent emphasis on the utility panels and TrimBoard products within its traditional Exterior Hardboard Siding products category, and (iii) enhanced selling opportunities in growing channels of distribution, including home center retailers.

 Leading Market Shares in Selected Specialty Product Categories.

  The Company intends to maintain a leading market share position in the various Specialty Product categories in which it competes in the United States. The Company believes that it is currently a leading manufacturer in tileboard, plastic moulding and lightly embossed doorskins in the United States. The Company believes that Specialty Products represent a niche market with margins that are relatively higher than those for its Exterior Products. The Company believes that its flexible manufacturing facilities and its broad product lines provide it with competitive advantages in this market.

 Established, National Distribution Through Multiple Channels.

  The Company seeks to maintain a balanced approach to national distribution through both wholesale and retail channels. The Company's broad network of wholesale distributors and dealers primarily serves professional customers while its relationship with well-positioned home center retailers, such as The Home Depot, Inc.,

Lowe's Companies, Inc. and Menard, Inc., provides primary distribution to the professional do-it-yourself repair and remodeling markets. The Company believes that the expected continuing growth and consolidation of the home improvement retail distribution channel, combined with the Company's product and marketing strategies, provide the Company with an opportunity to increase sales. The Company's sales to domestic home center retailers increased from $78 million in 1996 to $111 million in 1997, a 42% increase. In addition, the Company believes that it can leverage its relationship with this established distribution network to support its new product development and marketing strategy.

 Flexible State-of-the-Art Manufacturing Facilities.

  The Company plans to continue to invest in its manufacturing facilities, incorporating state-of-the-art technology, to provide it with the flexibility to produce a wide range of products for various applications. This flexibility enhances the Company's new product development efforts, improves capacity utilization and allows the Company to adjust its product mix to meet customer needs and respond to market opportunities. For example, the Company's coating capabilities allow it to use a variety of substrate materials to produce specialty products, such as tileboard, which generally command higher prices than less differentiated products. Similarly, the Company's new fiber cement production facility was specifically designed to enable the Company to manufacture a variety of exterior and specialty products in addition to siding.

 New Product Development and Differentiation.

  The Company's ongoing product development efforts and focus on product differentiation emphasize continuous enhancements in quality, performance and style, all while focusing on pricing products competitively. Through extensive market research, customer interviews and ongoing product research and development, the Company has successfully introduced numerous new products during the last five years. These products have spanned the Company's existing product categories and include new entries in the Company's (i) Interior Plastics category, including UltraOak, Affinity and Prime Mould, which accounted for 28% of sales in this category in 1997, (ii) Exterior Hardboard Siding category, including TrimBoard, which accounted for 10% of sales in this category in 1997, (iii) Fiber Cement Siding category, (iv) Exterior Plastics category, with the introduction of the line of vinyl siding "Northern Star," and varieties of color through polypropylene shutters, and (v) Interior Hardboard category, including a number of newly designed tileboard products. From time to time, the Company has made, and evaluates acquisitions that complement its building product lines. The Company will continue to review acquisition opportunities consistent with its core competencies and business strategy in specialty building products.

PRODUCTS

  Management believes that its products provide distinctive design, performance or cost advantages as compared to products made from solid wood, brick, stucco or other natural products. Management also believes that the market for its principal products is favorably affected by factors which adversely affect the availability, quality or cost of competing products. Such factors include the declining availability of old-growth timber, growing environmental pressures to preserve wildlife habitats and increasing restrictions on clear cutting of timber.

  The Company implements its product development strategy through teams which focus on different segments of each market including: manufacturing, marketing, sales forces and the end customer. The teams observe color and design trends in the marketplace and discuss preferences of the consumer through direct and continued interaction with home center retailers, wholesale distributors and other customers. The Company's research and development departments and product managers review the research and develop products prototypes in connection with the Company's manufacturing and sales forces. Such products are subsequently subject to a variety of tests, including strength and durability, before being fully distributed. Coating, embossing and other existing manufacturing techniques are among the techniques used by the Company to develop new products. The Company has also developed new technology using paper overlays and laminates, as well as new coatings in its new product development process. Management believes that its expertise in new product development and sales and marketing provides the Company with a competitive advantage.

  The Company's Exterior Hardboard Siding products are sold under warranties which are standard in the industry. Such warranties typically provide 25 years of limited warranty against defects in material, delamination, checking, splitting, cracking and chipping. The Company's vinyl siding products are also sold under warranties which are standard in the vinyl siding industry. Such warranties typically provide for up to a lifetime warranty against defects in manufacturing, materials and color fade. Pursuant to the Acquisition of the Building Products Division of APC, the Company assumed responsibility for a portion of the liability for warranty claims based on products manufactured by APC prior to the Acquisition.

 Exterior Products

  Exterior Products consists of exterior hardboard siding and trimboard, utility panels, exterior vinyl siding and trim accessories, decorative plastic shutters, vents and building product accessories and fiber cement siding products. Sales of Exterior Products accounted for 61% of the Company's net sales for the year ended December 31, 1997.

  Exterior Hardboard Siding. Sales of Exterior Hardboard Siding accounted for 35% of the Company's net sales for the year ended December 31, 1997. The Company manufactures approximately 100 different Exterior Hardboard Siding products which fall into two broad categories, lap siding and panel siding. Lap siding is installed with the bottom edge overlapping the top edge of adjacent segments, while panel siding is installed flush to adjacent edges. These products are either primed or prefinished in a wide variety of surfaces, including stucco, fir, cedar and other simulated woodgrains.

  During the past five years, primarily in response to continued demand for Exterior Hardboard Siding products, the Company increased the annual production capacity at its Roaring River siding facility from approximately 200 million surface feet to approximately 270 million surface feet as of December 31, 1997. The increase in capacity was attained through a combination of improvements in the manufacturing process and a capital investment of approximately $4.0 million during 1993 and 1994. This increased Exterior Hardboard Siding production capacity has enabled the Company to broaden its product distribution and arrange with certain customers to distribute its Exterior Hardboard Siding products on a national basis. In addition, increased production capacity has allowed the Company the flexibility to adjust its strategy in response to increasing price pressures on Exterior Hardboard Siding products and Fiber Cement Siding products by shifting its Exterior Hardboard Siding product mix from the 7/16p siding product into trimboard and utility panels. The introduction in 1995 of the Company's trimboard products, an alternative to solid wood trim used on the exterior of homes which accounted for 10% of Exterior Hardboard sales in 1997, is expected to enhance the Company's long-term utilization of production capacity.

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

  Exterior Plastics. Vinyl siding sales represented 19% of the Company's net sales for the year ended December 31, 1997. The Company manufactures its woodgrain vinyl (polyvinyl chloride) siding in four different thicknesses ranging from 37 to 44 millimeters. These products are offered in up to 13 different colors and 9 different profiles. In addition to vinyl siding the Company produces a complete line of soffit, fascia and vinyl siding accessories necessary for the installation of the vinyl siding. The Company's vinyl siding products are also sold under warranties which are standard in the vinyl siding industry. Such warranties typically provide for up to a lifetime warranty against defects in manufacturing, materials and color fade.

  Prior to 1995, the Company was a reseller of injection molded shutters manufactured by outside sources. In April 1995, the Company purchased a manufacturer of injection molded and thermoformed plastic shutters and other plastic molded products. Shutter product sales represented 7% of the Company's net sales for the year ended December 31, 1997. Shutter products are manufactured from various thermoplastic resins, primarily utilizing an injection molded process and to a lesser extent a thermoforming process. The Company's product line consists of raised panel and louvered shutters, which have a woodgrain texture and are available in a wide variety of colors and sizes. The product line also includes gable and dryer vents, flush mounted blocks for use with electrical outlets and lighting and other building products. These products complement the Company's other exterior siding product lines and are sold through the same distribution channels.

  Fiber Cement Siding. In response to the relatively rapid growth in demand for fiber cement building products, the Company began construction of a new Fiber Cement Siding facility in Roaring River, NC during 1995. Production began in late June 1997, with sales for the six months ended December 31, 1997 totaling $4.8 million. The Company believes that the growth in demand for fiber cement products has been due to the various properties of the product that make it superior from an appearance, durability, maintenance, and safety standpoint, as compared to alternative building products. These properties include superior resistance to the damaging effects of weather, ultra violet rays and wood boring insects. The cement substrate used in the manufacture of this product allows a more durable bond between layers of the product's construction, resulting in greater surface fidelity, and superior wood grain and stucco patterns. These products also have a Class 1 fire rating which means they do not burn, produce virtually no smoke and are thus inherently safer than building products constructed entirely of wood. The Company's fiber cement products, as do its exterior hardboard products generally, fall into two categories, lap siding and panel siding. These products are either primed or unprimed in a variety of surfaces, including stucco, fir, cedar and other simulated woodgrains. The Company's fiber cement siding products are sold under warranties which are standard in the industry. Such warranties typically provide 50 years of limited warranty against defects in manufacturing and materials.


 Specialty Products

  Specialty Products consists of interior hardboard products, including tileboard, prefinished paneling, doorskins and hardboard substrate, decorative prefinished mouldings and other plastic products. Sales of Specialty Products accounted for 39% of the Company's net sales for the year ended December 31, 1997.

  Interior Hardboard. Sales of Interior Hardboard accounted for 29% of the Company's net sales for the year ended December 31, 1997. The Company's Interior Hardboard product group has three general categories, prefinished products, doorskins and industrial hardboard.

  Prefinished products consists of two basic types: (i) tileboard, including both embossed and flat melamine surfaces which substitute for ceramic tile in kitchens, bathrooms and other high-moisture areas; and (ii) paneling, including embossed woodgrain and stone designs, wet print designs and vinyl and paper overlays. The Company believes that the main advantages of its prefinished products as compared to ceramic tile, natural wood panels and wallpaper are lower installed cost, superior design capabilities and ease of application.

  Doorskin products are manufactured from engineered hardwood fiber and are 50% denser than natural wood. The Company's product line consists of two brands: Beauport door panels, which are embossed with the texture of oak and prefinished in numerous natural wood colors, and Newport door panels, which are embossed to replicate the look and design of a traditional 6-panel colonial door.

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

  Interior Plastics. Sales of Interior Plastics products represented 10% of the Company's net sales for the year ended December 31, 1997. The Company's plastic moulding products consist primarily of prefinished polystyrene mouldings and trim which are produced in a wide variety of profiles and lengths and finished in a variety of colors, woodgrain prints and paper overlays. The Company also produces a line of rigid polyvinyl chloride ("PVC") mouldings for use with decorative plastic and designer paneling.

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

MARKETS AND DISTRIBUTION

  The Company's products are sold throughout the United States, Canada and internationally in the repair and remodeling, new residential construction and industrial markets. The Company services these markets through four distribution channels: distributors, home center retailers, manufactured housing builders and industrial fabricators. The Company's largest customer is Menard, Inc. with net sales aggregating approximately 11% of the Company's consolidated revenues. The Company's products are generally sold under the "ABTco," "ABT Canada Limited" and "Canexel" tradenames.

  The Company maintains two separate sales and marketing organizations. The Exterior Products Division and the Specialty Products Division sales and marketing organization consists of four functional areas: sales, customer service, product management and product support. These areas work in close cooperation with one another in an effort to maximize the Company's net sales and offer superior customer service. The Company's general sales and marketing strategy is to distinguish itself from the competition by offering superior customer service. The major components of the strategy are to offer the customer superior support through the sales force and customer service forces as well as providing the customer with innovative products through continued market research and new product development.


 Sales Force

  Both the Exterior and Specialty Products divisions maintain a dedicated sales force to service the Company's channels of distribution. Home center retailers and wholesale distributors and dealers are serviced by a combination of regional sales representatives and national account managers who are responsible for maintaining existing customer relationships and developing new business. The Company's manufactured housing, industrial and international customers are covered by specialty sales forces also dedicated to the Exterior Products and Specialty Products divisions. All of these sales representatives work closely with customers to develop sales programs, point of sale displays and new product ideas.

 Customer Service

  The customer service department is responsible for providing support to the sales force as well as working directly with the customer. The customer service department accepts customer orders, advises customers of order status, handles order changes, returns and promotional programs and provides other administrative support functions. Each customer service representative works with a regional sales representative, visits customers, attends trade shows and maintains relationships with the customers. The Company maintains a Specialty Products customer service department in Troy, Michigan and an Exterior Products customer service department in Charlotte, North Carolina.

 Product Management

  Product managers work closely with each division's sales force and the manufacturing locations. The product manager is responsible for the development of new products, the establishment of promotional programs and the constant review of division product offerings.

 Product Support

  The Company's product support includes quality assurance departments at each manufacturing facility and two research and development departments. Each manufacturing facility maintains an engineering and quality control staff responsible for performing a variety of tests including strength and durability tests in order to ensure the continued quality of the product. The Company has a dedicated research and development department at each division which focuses on new product development and continued manufacturing process improvements.

 Exterior Products Market

  Exterior Hardboard Siding. The new construction market has accounted for approximately 70% of the Company's Exterior Hardboard Siding sales with the repair and remodeling market representing the balance in 1997. Exterior Hardboard Siding has less appeal to the repair and remodeling market where it must compete with aluminum, vinyl and other products that can be placed on top of existing exterior cladding and thus are easier to install. The Company's primary marketing emphasis remains on the southeastern and central states, the regions where demand for Exterior Hardboard Siding is the highest and where new residential construction has exceeded national averages in recent years. The largest end users of hardboard siding are builders and contractors. To service these markets, the Company primarily uses three channels of distribution: (i) wholesale distributors selling to retailers and contractors,
(ii) direct sales to manufactured housing builders, and (iii) home center retailers specializing in direct sales to builders and contractors. These channels provide the Company with a broad customer base for its Exterior Hardboard Siding products, with no single customer accounting for more than 10% of 1997 Exterior Hardboard Siding sales. The top ten customers represented 67% of the Company's 1997 Exterior Hardboard Siding sales.

  Exterior Plastics. Vinyl siding sales in the United States are primarily for use in the repair and remodeling markets. The Company intends to continue to develop the United States market utilizing its existing distribution channels which include (i) distributors selling to retailers and contractors, (ii) home center retailers specializing in direct sales to builders and contractors, and
(iii) direct sales to manufactured housing builders. In Canada, the Company's primary marketing emphasis will be on maintaining its market share in the new residential construction market with opportunities to expand the use of vinyl siding products in the repair and remodeling market. To service these markets, the Company primarily uses two channels of distribution: (i) wholesale distributors selling to retailers and contractors and (ii) home center retailers specializing in direct sales to builders and contractors.

  No single customer accounted for more than 36% of 1997 vinyl siding sales while the top 10 customers represented 68% of the Company's 1997 vinyl siding sales.

  Fiber Cement Siding. The Company recently completed construction of its Fiber Cement Siding facility. Production began in late June 1997 with sales for the six months ended December 31, 1997 totaling $4.8 million. Historically, the new construction market has accounted for a significant percentage of Fiber Cement Siding sales with the repair and remodeling market representing the balance. Fiber Cement Siding has less appeal to the repair and remodeling market where it must compete with aluminum, vinyl and other products that can be placed on top of existing exterior cladding and thus are easier to install.

  The largest end users of Fiber Cement Siding are builders and contractors. To service these markets, the Company leverages its existing relationship with the broad and established network for the distribution of its Exterior Hardboard Siding products: (i) wholesale distributors selling to retailers and contractors, (ii) direct sales to manufactured housing builders and (iii) home center retailers specializing in direct sales to builders and contractors. This distribution strategy provides the Company with a broad customer base for its Fiber Cement Siding products.

 Specialty Products

  Interior Hardboard. Prefinished products are used primarily in the repair and remodeling market. To a lesser extent, prefinished products are also sold for various applications in new residential and commercial construction. The primary point of sale to the end user of prefinished paneling products is the home center retailer or retail lumber dealer. The Company distributes its prefinished products through distributors and directly to home center retailers. The Company sells its door panel products to interior door manufacturers in North America and internationally. No single customer accounted for more than 16% of 1997 Interior Hardboard sales while the top ten customers represented 54% of the Company's 1997 Interior Hardboard sales.

  Interior Plastics. The major market for the Company's prefinished mouldings is the repair and remodeling market, where mouldings are used to complement prefinished interior panels, wallpaper and painted walls. Certain of the Company's new plastic moulding products are designed to appeal more directly to the new residential construction market. The Company markets its plastic moulding products through wholesale distributors for resale to retail lumber dealers and other outlets, with the balance of sales made directly to home center retailers. No single customer accounted for more than 21% of 1997 plastic moulding sales while the top ten customers represented 65% of the Company's 1997 plastic moulding sales.

MANUFACTURING PROCESSES AND OPERATIONS

  The Company's manufacturing processes and facilities use state-of-the art technology which provides the Company with the flexibility to produce a wide range of products for various applications and adjust its product mix continuously to meet customer needs and respond to market changes.

  Exterior Hardboard Siding. The Company utilizes the smooth one side ("S1S") wet manufacturing process in the production of Exterior Hardboard Siding at its Roaring River, North Carolina, and East River, Nova Scotia facilities. The S1S process begins with wood waste or small logs that are converted to chips and then reduced to wood fiber through a mechanical pulping process. After these wood fibers are formed into mats on a continuous forming machine, the wet fiber mats are loaded into a press and are simultaneously dried and pressed into hardboard panels through a combination of high pressure and temperatures ranging from approximately 400 to 415 degrees Fahrenheit. The hardboard produced through this process is free of knots and other imperfections of natural wood, has higher density and is less moisture permeable than many natural woods. The S1S process utilizes embossed press plates to impart simulated woodgrains and other decorative patterns to the panels. At the Roaring River facility, the Company's unique "Fusion Finish" process incorporates a thin paper overlay on the surface of the fiber mats, and the pressed panels are baked in an oven to increase strength properties and then rehumidified to a stable moisture condition. The unfinished hardboard is cut to final dimensions for lap or panel siding products and the surfaces are either factory primed or prefinished. After the finishing process, the products are inspected and packaged for shipment to customers.

  Exterior Plastics. The Company utilizes a modified extrusion process, known as co-extrusion, to produce its vinyl siding products at its Acton, Ontario facility. In the co-extrusion process, two different thermoplastic resin compound formulations or mixtures are extruded through separate extrusion machines and then joined as a viscous melt in a co-extrusion die. The die forms the melt into a continuous profile and is then embossed, cooled and sized using water and vacuum tools. Further processing equipment notches, perforates and shears the finished product. The primary ingredient used in the production of vinyl siding is PVC. The finished products are inspected and packaged for shipment to customers.

  The Company manufactures a majority of its shutter products using an injection moulding process at its Hopkinsville, Kentucky facility. This process transforms thermoplastic resin pellets (primarily polystyrene, polypropylene or polyethylene) through the application of heat into a flowable state. This melt is then injected under pressure into a steel mold, allowed to cool and subsequently removed from the mold. This phase or cycle of the process can last from a few seconds to several minutes to produce a single part. The desired color of these products is achieved by adding a colorant directly into the thermoplastic resin or by subsequently painting the molded part on a state-of-the-art paintline. The finished product is inspected and packaged for shipment to customers.

  Fiber Cement Siding. The Company utilizes the Hatschek process which blends cement, silica sand, clay and cellulose fiber and deposits a thin film of the mixture onto a moving felt. Upon reaching the desired thickness it is cut into sheets and transferred to the piling station. The piling station intersperses the sheets of fiber cement with molds. The product is then transferred to a press which serves multiple purposes. The pressure on the molds embosses the decorative wood grain on the surface of the fiber cement and the press improves bonding between the cement and wood fibers. The pressed substrate is then sent through a pre-cure process where heat improves the physical strength and steam aides in curing. The final stage of the manufacturing process is the autoclave where the sheets are cured under pressure at 350 degrees Fahrenheit. This process results in a product that offers added durability with less maintenance, while replicating the sharp detail of natural materials, such as wood and slate. This combination has particular appeal where siding must withstand extreme temperatures, wood-eating insects or high humidity.

  Interior Hardboard. The Company utilizes the smooth two sides ("S2S") manufacturing process in the production of Interior Hardboard products at its Alpena, Michigan facility and the S1S process to produce Interior Hardboard at its Nova Scotia facility. The S2S process is similar to the S1S process through the mat forming stage. While the S1S process directly links the forming step and the pressing operation, the S2S process has an intermediate step in which the fiber mats are dried prior to pressing. The intermediate step is required due to the additional production complexities of manufacturing a panel which is smooth on two sides. The pressing operations are similar to S1S, as both processes use embossed press plates to impart simulated woodgrains (including the traditional colonial 6-panel and flat-door panel designs) and other decorative patterns to the hardboard panel. Finishing the hardboard panels into decorative tileboard, woodgrain paneling and doorskin products is accomplished in a coating operation where multiple coats of paint or decorative printing inks are applied to the panel and cured in infrared ovens. Following the coating operation, the products are inspected and packaged for shipment to customers.

  Interior Plastics. The Company employs a specialized continuous extrusion process to produce a substantial portion of its plastic moulding products. This process involves the blending and melting of polystyrene resin with various other ingredients under high temperatures. Next, a physical blowing or foaming agent is introduced into the mixture as it is put through a tandem extruder and drawn out and forced through various dies which produce the moulding shapes and profiles. These profiles are then finished using a variety of woodgrain laminates, paints or prints to achieve the desired colors and wood-like appearance. Following the finishing operation, the products are inspected and packaged for shipment to customers. The Company's Interior Plastics products have the advantages of uniform appearance, consistent quality and ease of installation.

COMPETITION

  The building products industry is highly competitive and the Company competes against other manufacturers of similar wood substitute products, as well as numerous producers of natural wood, ceramic tile and other building products. Some of the Company's competitors are substantially larger and have greater resources than the Company. The Company believes that it is the largest manufacturer of exterior hardboard siding and that it is a leading manufacturer of tileboard, plastic moulding and trimboard in the United States.

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

  The Company's principal competitors in the Interior Hardboard market include large forest products companies and other producers or importers of plywood and natural wood paneling, as well as other manufacturers of prefinished hardboard paneling. In the paneling market, the Company competes against manufacturers of ceramic tile, plastic and other products. The Company's industrial hardboard operations are subject to competition from other domestic S2S hardboard manufacturers, as well as a large number of producers and importers of various substitute materials.

  The plastic moldings market has two principal domestic manufacturers, one of which is the Company, and several smaller producers. Decorative plastic moulding products are substitutes for and compete against a wide range of natural wood products produced by numerous manufacturers, including prefinished and unfinished products. The exterior residential shutter market is highly fragmented and includes many smaller manufacturers.

  The Fiber Cement Siding market is dominated by James Hardie Industries Limited who currently is aggressively marketing and pricing its product. In response, among other actions, the Company has lowered its pricing on both the Exterior Hardboard Siding products and Fiber Cement Siding products to protect its market share against competition from Fiber Cement Siding products. The lower prices have impacted earnings to date and could continue to negatively impact earnings. In addition, other competitors have announced that they are planning to add new fiber cement lines to expand their product offerings.

ENVIRONMENTAL REGULATION

  The Company's operations and properties are subject to extensive federal, state and local laws, regulations and ordinances which govern activities and operations that may have adverse environmental effects, such as discharges to air, soil and water, and establish standards for the handling of hazardous and toxic substances and the handling and disposal of solid and hazardous wastes ("Environmental Laws"). These Environmental Laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act and the Clean Air Amendments of 1990, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and analogous state statutes. Pursuant to certain Environmental Laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of environmental contamination on, under or in such property. In addition, persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous substances may also be liable for the costs of removal or remediation of environmental contamination at the disposal or treatment site, regardless of whether the affected site is owned or operated by such person. Environmental Laws often impose liability whether or not the owner or operator or arranger, knew of, or was responsible for, the presence of such environmental contamination. Also, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances pursuant to Environmental Laws as well as common law tort theories, including strict liability. While environmental compliance costs in the future will depend on regulatory developments that cannot be predicted, the Company believes that compliance will be achieved with a combination of capital expenditures and modifications to its production processes. The Company does not anticipate that costs relating to environmental activities will have a material adverse impact on its financial condition or results of operations.

  On August 30, 1995, the Company completed negotiations with Michigan environmental authorities regarding a consent judgment providing for an odor emissions abatement program at its Alpena, Michigan facility. The program provides for phased installation of controls to effect a staged reduction of the facility's emissions of odors into the air. To date, the Company has expended approximately $8 million in connection with this program. Additional capital expenditures of up to $4 million may be required over the next several years in order to attain compliance with the program. In connection with the Acquisition, the seller has agreed to indemnify the Company with respect to certain pre-Acquisition environmental matters and has placed $5.0 million into escrow to fund any required remediation of such conditions. In connection with the purchase of Canexel, Canadian Pacific Forest Products Limited is obligated to indemnify the Company against certain environmental liabilities associated with Canexel's Nova Scotia production facility.

RAW MATERIALS

  The principal raw materials used by the Company in the production of Exterior Hardboard Siding and Interior Hardboard are pulpwood, sawmill by-products and other wood waste. The principal raw materials for the Company's thermoplastic resin products are polystyrene, PVC, polypropylene and polyethylene. The Company also uses a wide variety of coatings in the Interior Hardboard and thermoplastics finishing processes. The principal raw materials used by the Company in the production of Fiber Cement Siding are sand, clay, cement and cellulose fiber. All of the raw materials required for the manufacture of the Company's specialized building products are available from numerous sources and the Company has not experienced any shortages which have materially affected its operations. However, certain of these commodity raw materials are subject to fluctuations in price. Each of the Company's Exterior Hardboard Siding and Interior Hardboard substrate manufacturing facilities is located within a 100 mile radius of its source of wood supply. In general, the availability and cost of pulpwood and wood waste required for hardboard production have not been significantly affected by the continuing shortages of natural wood building products.

BACKLOG

  In general, the Company does not produce against a backlog of firm orders. Production is geared primarily to the level of incoming orders and to projections of future demand. Inventories of finished goods, work-in-process and raw materials are maintained to meet delivery requirements of customers.

EMPLOYEES

  As of December 31, 1997, the Company had approximately 1,700 full time employees. The Company's hourly production employees at its Alpena, Michigan, East River, Nova Scotia, and Acton, Ontario plants are covered by collective bargaining agreements with expiration dates of December 15, 2000, December 17, 2002, and October 31, 2001, respectively. As these union contracts expire, the Company may be required to renegotiate them in an environment of increasing wage rates. Although the Company has not experienced any work stoppage since its incorporation, there can be no assurance that the Company will be able to renegotiate union contracts on terms favorable to the Company without experiencing a work stoppage. In addition, although the Company believes that its relations with its employees are satisfactory, there can be no assurance that the Company's non-union facilities will not become subject to labor union organizational efforts or that labor costs will not materially increase.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Certain statements in this report, including information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the outcome of certain pending litigation; general economic and business conditions, including the level of new housing starts and activity in the home improvement, repair and remodeling market, which will, among other things, impact demand for the Company's products and services; adoption of new environmental laws and regulations and changes in how they are interpreted and enforced; the ability of the Company to implement its business strategy; changes in consumer preference; competition; quality of management; availability of qualified personnel; and other factors referenced in this report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievement and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

ITEM 2. PROPERTIES

  The table below sets forth as of December 31, 1997 the location, products manufactured, facility size, estimated annual capacity and capacity utilization of each of the Company's eight production facilities, all of which are owned by the Company. The Company's production facilities are generally in good to excellent condition and are considered adequate for their current uses. The Company's executive offices are located in a 3,300 square foot leased office facility in Neenah, Wisconsin. The Company's divisional offices are located in leased office space in Troy, Michigan; Charlotte, North Carolina; and Neenah, Wisconsin.

                                                                                                                 ESTIMATED
                                         PRODUCTS                                            ESTIMATED            CAPACITY
      LOCATION                         MANUFACTURED                    FACILITY SIZE      ANNUAL CAPACITY      UTILIZATION(1)
      --------                         ------------                   --------------- ------------------------ --------------
Roaring River, NC... Exterior Hardboard Siding; Trimboard             450,000 sq. ft. 270 million surface feet      99%
                     Fiber Cement Siding                              200,000 sq. ft.  72 million surface feet       x%(2)
Alpena, MI.......... Interior Hardboard Substrates                    473,000 sq. ft. 284 million surface feet      87%
Toledo, OH.......... Tileboard and Prefinished Paneling               230,000 sq. ft. 350 million surface feet      48%
Middlebury, IN...... Plastic Mouldings                                233,000 sq. ft.  250 million linear feet      47%
East River, Nova     Exterior Hardboard Siding and Interior Hardboard 230,000 sq. ft. 265 million surface feet      79%
 Scotia.............
Acton, Ontario...... Vinyl Siding and Trim Accessories                150,000 sq. ft.        2.0 million units      74%
Hopkinsville, KY.... Shutters and Accessories                         110,000 sq. ft.      131,000 press hours      54%
Holly Springs, MS... Vinyl Siding and Trim Accessories                250,000 sq. ft.        2.0 million units       x%(3)

--------
(1) Full capacity utilization denotes the operation of a facility seven days per week, three shifts per day at budgeted product mix for 1997.
(2) Information with respect to its capacity is not meaningful because the construction of this facility was only completed in late June 1997.
(3) This facility is currently being retrofitted.

  The Company manufactures Exterior Hardboard Siding on two S1S production lines at its Roaring River, North Carolina facility, the largest single hardboard-based siding facility in the U.S. The plant was constructed in 1970 with expansions in 1981 and 1984, and is located on 506 acres. The plant is located near an abundant supply of wood raw materials, and process water is drawn from the Yadkin River adjacent to the property. Steam for the manufacturing process is provided by a 180 million BTU per hour boiler fueled by wood waste, with two standby boilers available. Since all steam is provided by the wood-fired boiler, the facility does not depend on conventional fossil fuels as its primary source of energy. The Company manufactures Fiber Cement Siding products at its Roaring River, North Carolina facility. The Company completed construction of this facility in June 1997 for an aggregate cost of $61 million.

  The Company manufactures hardboard substrate on a S2S production line at its Alpena, Michigan facility. The plant, located on 61 acres, was built in 1957 and expanded in 1970 and 1985. Hardboard substrate is finished into tileboard and paneling at the Company's Toledo, Ohio facility situated on 57 acres. The Toledo plant uses state-of-the-art printing capabilities to maintain the quality of its finished products. The principal assets of the Toledo facility include one primary coating line and one vinyl laminating line. The primary coating line is a high quality four-stage print line with computer-aided capability for precision printing and painting of a broad range of panels, including embossed tileboard. The Company's Toledo plant is currently operating at less than full capacity. With the continued expansion into home center retailers and ongoing new product development and introduction, the Company expects to increase capacity utilization at this facility, thereby reducing average overhead cost per unit.

  The Company manufactures plastic mouldings at its Middlebury, Indiana facility situated on 35 acres. The facility was originally built in 1955, with major expansions in 1978 and 1980. The extrusion operation includes eleven polystyrene tandem extruders with a combined annual capacity of 212 million linear feet. In addition, five extruders with an annual capacity of 38 million linear feet are used for lower volume PVC mouldings. Other equipment used to finish the mouldings includes five woodgrain printlines, a five deck paint/topcoat oven, two hot glue paper laminators and five packaging lines. The plant has a modern machine tool capability for the production of its own die requirements. The Company's plastic mouldings production facility is currently operating at less than full capacity. With the continued expansion into home center retailers and ongoing product development, the Company expects to further increase capacity utilization at this facility, thereby reducing average overhead cost per unit.

  The Company manufactures Exterior Hardboard Siding and industrial and prefinished hardboard on two S1S production lines at its East River, Nova Scotia facility, the largest hardboard manufacturing facility in Canada. The Canexel plant, located on 1,060 acres, was constructed in 1967 and was expanded in 1969 to add a second S1S line. The plant is located near an abundant supply of wood raw materials and process water is drawn from the Little East River which is located nearby. Other principal assets of the facility are one interior products finishing line and one exterior siding prefinishing line.

  The Company manufactures vinyl siding and trim accessories at its Acton, Ontario facility situated on 14 acres. The facility was originally constructed in 1959 with major expansions completed in 1972, 1983 and 1986. The extrusion operation includes ten co-extrusion processing lines and one mono-extrusion line. In 1994, the Company completed the installation of a state-of-the-art, four-story compounding tower. The computer-controlled compounding and extrusion process allows the resin formulations to proceed from raw material to finished goods without touching human hands until the product is packaged. The Company is currently retrofitting a vinyl siding facility with an estimated annual capacity of 2 million units in Holly Springs, Mississippi. The Company expects to complete the retrofitting of the facility in early 1998.

  The Company manufactures injection molded shutters at its Hopkinsville, Kentucky facility located on 14 acres. Originally constructed in 1967, the facility was expanded several times by previous owners. In 1994, the Company completed the expansion of the manufacturing facility, which included the installation of three additional presses. Molded products are manufactured on one of twenty-seven presses, which range in size from 125 tons to 2,000 tons. This facility has a state-of-the-art finishing line to paint shutters.

  The Company owns a 220,000 square foot warehouse facility located in Milton, Ontario. In addition, the Company leases a 113,000 square feet warehouse in Hopkinsville, Kentucky.

ITEM 3. LEGAL PROCEEDINGS

 Hardboard Siding Actions

  Class Actions and Putative Class Actions. The Company and ABTco, Inc., a subsidiary of the Company ("ABTco"), have been named as defendants in a conditionally certified class action and four separate putative class actions arising from hardboard siding manufactured, distributed, or sold by them or by Abitibi-Price, Inc. ("API"), APC or Abitibi Consolidated Inc. ("ACI"). APC, API and ACI have also been named as defendants in these actions and APC has been named a defendant in another putative class action, which may result in liability for the Company as described below. These actions--Fyola et al. v. ABT Building Products Corporation, ABTco, Inc. and Abitibi-Price Corporation, Docket No. 95-12854, Court of Common Pleas of Allegheny County, Pennsylvania (the "Fyola Action"), Foster et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-Price, Inc. and Abitibi-Price Corporation, Docket No. CV-95-151M, Circuit Court of Choctaw County, Alabama (the "Foster Action"), Dunn et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-Price, Inc. and Abitibi-Price Corporation, Docket No. 96-CVS7690, Superior Court of Forsyth County, North Carolina (the "Dunn Action"), Ezzell et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-Price, Inc. and Abitibi-Price Corporation, No. 97-CVS-167, Superior Court of Onslow County, North Carolina (the "Ezzell Action"), Fiedler et al. v. ABT Building Products Corporation, ABTco, Inc., Abitibi-Price Corporation and Abitibi Consolidated, Inc., Case No. 97-CP-08-1545, Court of Common Pleas of Berkeley County, South Carolina (the "Fiedler Action"), and Lillis et al. v. Abitibi-Price Corporation and Sunstate Manufactured Homes of Georgia, Inc. d/b/a Peach State Homes, Inc., Case No. 97-1814 CA21, Circuit Court of Dade County, Florida (the "Lillis Action")--are collectively referred to herein as the "Hardboard Siding Class Actions."

  The representative plaintiffs in the Hardboard Siding Class Actions claim that the exterior siding on their homes, and on homes owned by members of the class or putative class, prematurely rotted, warped, buckled, swelled, cracked, split, absorbed water, bulged, discolored, delaminated or deteriorated. The representative plaintiffs seek recovery on a variety of legal theories, including breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, unfair trade practices, deceit by concealment, fraud, negligence and strict liability. Each of the Hardboard Siding Class Actions has been brought on behalf of an unknown number of claimants, but the potential number of class members is believed to include multiple thousands of claimants.

  The Hardboard Siding Class Actions include, as members of the conditionally certified and putative classes, certain owners of exterior hardboard siding products manufactured by APC or ABTco that are still within the period of any applicable express warranty made by API, APC, ACI, the Company or ABTco. To the best of the Company's knowledge, such warranties covered periods of up to twenty-five years. The Company is not able to definitively determine how many persons may be members of the conditionally certified class or the putative classes in the Hardboard Siding Class Actions.

  The Company, ABTco, API, APC and ACI have received to date in excess of 12,000 claims or inquiries respecting alleged problems with exterior hardboard siding products that, according to the person filing the complaint or inquiry, were believed to have been manufactured by API, APC, ACI, the Company or ABTco. Substantially more claims or inquiries may be forthcoming. In particular, it is possible that in the event of determinations concerning liability that are adverse to defendants in any of the Hardboard Siding Class Actions, or in the event of further developments in or publicity concerning the litigation, materially more than 12,000 homeowners might file claims asserting that they are members of the relevant plaintiff class and are entitled to damages. The Company is unable to estimate the number of such potential claimants.

  The representative plaintiffs in the Hardboard Siding Class Actions, on behalf of themselves and the class or putative class, seek compensatory damages, attorneys' fees, costs and other expenses. In certain cases, the damages claimed include economic damages, consequential damages and double or treble damages under state unfair trade practice and consumer protection laws. In the Fiedler Action, the damages claimed include punitive damages. In certain other cases, the representative plaintiffs might seek, or might attempt to amend their complaints in an effort to seek, punitive damages. The damages claimed in each of the Hardboard Siding Class Actions is either for
(i) an unspecified amount, or (ii) several thousands of dollars for each class member, which would allegedly amount to millions of dollars classwide.

  Other Hardboard Siding Cases. APC has also been named as defendant in two consolidated actions, Adams, et al. v. Masonite Corporation, Abitibi-Price Corporation, MG Building Materials, Inc. and Nu-Air Manufacturing Co., Inc., Cause No. 16707, District Court of Duval County, Texas, (the "Adams Action"), filed in the District Court of Duval County, Texas, and the Arredondo, et al.
v. Masonite Corporation, Abitibi-Price

Corporation, MG Building Materials, Inc., and Nu-Air Manufacturing Co., Inc., Cause No. 4571, District Court of Jim Hogg County, Texas (the "Arredondo Action"), filed in the District Court of Jim Hogg County, Texas. In the Adams Action, the owners of approximately 140 homes, and in the Arredondo Action, the owners of approximately 30 homes, alleged that they had suffered damages as a result of APC hardboard siding installed on their homes. The complaint in the Adams Action and the complaint in the Arredondo Action are virtually identical and were filed by the same attorney. The plaintiffs in these actions allege that hardboard siding manufactured by APC is defective and failed to perform to a level reasonably expected for a product of its nature. The plaintiffs in these actions assert purported claims for negligence and gross negligence, breach of implied warranty of fitness, breach of implied warranty of merchantability, breach of express warranty, negligent misrepresentation, and violation of the Texas deceptive trade practices act. The plaintiffs in these actions seek actual and exemplary damages, including damages for economic loss and mental anguish, treble damages, costs and interest. Following pre-trial motions and rulings, venue has been transferred for a majority of the plaintiffs to their home county. As a result, there are currently three actions pending, the Arredondo Action, the Adams Action and an action in Jim Wells County, Texas.

  Indemnity Settlement. On June 16, 1997, APC and Abitibi-Price Sales Corporation brought suit against the Company and ABTco in the Supreme Court of New York for the County of Westchester alleging violation of the indemnity and warranty provisions in the asset sale agreement relating to the Acquisition (the "Abitibi Action"). Pursuant to a settlement agreement dated as of October 1, 1997 (the "Indemnity Settlement"), the Company and APC agreed to an allocation of liability with respect to claims relating to ABT Board and APC Board (each, as defined below).

  Under the terms of the Indemnity Settlement, all amounts paid in settlement or judgment (other than punitive, multiple or exemplary damages) following the completion of any claims process resolving any claim in a litigation certified as a class action (or involving claims for more than 125 homes owned by named plaintiffs) ("Class Action Claims") are defined as "Class Action Damage Amounts." Class Action Damage Amounts that relate to siding sold by APC prior to October 22, 1992 or held as finished goods inventory by APC on October 22, 1992 ("APC Board") shall be paid 65% by APC and 35% by the Company. Class Action Damage Amounts relating to siding sold by the Company after October 22, 1992 ("ABT Board") will be paid 100% by the Company. Total amounts paid for joint local counsel and other joint expenses, and for plaintiffs' attorneys' fees and expenses relating to Class Action Claims are to be divided equally between APC and the Company initially, and are to be adjusted according to the Company's and APC's proportional share of the ultimate liability if either party's proportional share exceeds 60%. Any punitive, multiple, or exemplary damages awarded with respect to any Class Action Claim shall be paid 100% by the party against which such damages are assessed, or if such damages are joint or unable to be allocated to a particular party, will be apportioned according to the Company and APC's proportional share of the ultimate liability.

  Under the terms of the Indemnity Settlement, with respect to Non-Class Action Claims (all claims other than Class Action Claims) relating to APC Board, the Company is responsible for the first $100,000 in each calendar year of all amounts paid for settlements, judgments and associated fees and expenses of local outside counsel representing the parties in the jurisdictions where litigation or arbitration involving such claims is pending (the "APC Board Settlement Amount"). APC and the Company shall each pay 50% of the APC Board Settlement Amount in excess of $100,000 per year up to $5,000 with respect to each individual claim. APC shall pay 100% of the amount of any APC Board Settlement Amount in excess of $5,000 with respect to each individual claim. With respect to Non-Class Action Claims relating to ABT Board, the Company shall pay 100% of any amounts paid for settlements, judgments and associated fees and expenses of local outside counsel representing the parties in the jurisdictions where litigation or arbitration involving such claims is pending. The Adams Action and the Arredondo Action are treated as Non- Class Action Claims under the Indemnity Settlement for which the Company may have potential liability.

  The Company believes that its exterior hardboard siding products are free of defects and, when properly installed and maintained, are suitable for their intended purposes and meet all applicable legal standards. The

Company believes that it has substantial defenses to the claims asserted by the representative plaintiffs on behalf of themselves and the conditionally certified class and the putative classes in the Hardboard Siding Class Actions. The Company and ABTco intend to defend vigorously those actions in which they are named as defendants. Nevertheless, the litigations are in preliminary stages. Given the uncertainties inherent in litigation, it is possible that some or all of the Hardboard Siding Class Actions, the Adams Action or the Arredondo Action could be decided against the Company, ABTco, APC, API or ACI in whole or in part. It is also possible that additional actions or class actions could be brought against the Company, ABTco, API, APC or ACI in connection with hardboard siding manufactured, distributed or sold by them. Should the Company, ABTco, API, APC or ACI ultimately be found liable in these actions to individual plaintiffs, members of the conditionally certified class or the putative classes, or to any future plaintiff, the damages could materially and adversely affect the Company's business, financial condition and results of operations. The Company is not able to estimate or predict the amount of such ultimate liability, if any. Even if the Company and ABTco are not ultimately found to be liable in any of these actions, the financial and business burdens of defending prolonged and expensive litigation or of any settlement could materially and adversely affect the Company's business, financial condition and results of operation.

  Because it is not possible at this time to reasonably estimate the amount of the potential damages in the Hardboard Siding Class Actions, the Adams Action and the Arredondo Action, the Company is not required under generally accepted accounting principles ("GAAP") to make reserve provisions with respect to such litigation (and has made no such provisions) in its consolidated financial statements (other than standard warranty accruals). In addition, if the Company or ABTco, or API, APC or ACI is ultimately found to be liable in any of these actions, there can be no assurance that any of the Company's ultimate liability would be covered by insurance, or that the Company's ultimate liability would not exceed any available insurance. In either case, the amounts not covered by insurance could be material to the Company's business, financial condition and results of operation. One of the Company's primary insurance carriers, Employers Insurance of Wausau, A Mutual Company ("Wausau"), filed a complaint dated February 16, 1998, against the Company and ABTco in the Circuit Court of Marathon County, Wisconsin. In that action, which is entitled Employers Insurance of Wausau, A Mutual Company v. ABT Building Products Corporation and ABTco, Inc., Case No. 98-CV-86, Wausau seeks a declaratory judgment that it has no obligation to defend or indemnify the Company or ABTco with respect to certain of the Hardboard Siding Class Actions. The Company and ABTco have not yet responded to the complaint. In addition, no assurance can be given that APC will perform its obligations under the Indemnity Settlement.

  In recent years, a number of similar lawsuits have been brought against other manufacturers of exterior hardboard siding products or engineered exterior hardboard siding products. Although there may be distinctions between these other lawsuits and the Hardboard Siding Class Actions, the Adams Action and the Arredondo Action, such other lawsuits have resulted in at least three settlements by other manufacturers. One of those settlements was publicly reported to require a manufacturer of oriented strand board ("OSB") products to contribute a minimum of $275 million to a settlement fund payable over a number of years. Another such settlement was publicly reported to require a manufacturer of hardboard siding products to pay $47.5 million in plaintiff attorneys' fees and the manufacturer reportedly set aside $150 million in legal reserves to cover the cost of future individual damages payments under the settlement. Determinations of liability or adverse rulings against other manufacturers of exterior hardboard siding products that are defendants in similar actions, even if the determinations or rulings are not final, or additional large settlements by other manufacturers, could adversely affect the litigations against the Company and ABTco and could increase the number of such claims and litigations against the Company, ABTco, or both.

  For additional information concerning the Hardboard Siding Class Actions, the Adams Action and the Arredondo Action, see Note 11 to the Company's Consolidated Financial Statements included elsewhere in this Form 10K.

Other Litigation

  In addition, the Company is a party to various other legal proceedings arising in the ordinary course of business, none of which, in management's opinion, are expected to have a material adverse effect on the Company's operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters have been submitted to a vote of the holders of Common Stock during the fourth quarter of the Registrant's 1997 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information concerning the executive officers of the Company:

        NAME         AGE                        POSITION
        ----         ---                        --------
  George T. Brophy..  63 Chairman, President and Chief Executive Officer
  William J. Adams..  56 Executive Vice President--Exterior Products Group
  Richard E. Park-
   er...............  56 Executive Vice President--Specialty Products Group
  Donald B. Grimm...  47 Vice President--General Manager of Industrial Products
                          North America, Chief Environmental Compliance Officer
  Joseph P.
   O'Neill..........  39 Vice President and Chief Financial Officer
  Dale H. Von
   Behren...........  41 Vice President--Corporate Administration and Secretary

--------

  GEORGE T. BROPHY has been Chairman, President and Chief Executive Officer of the Company since October 1992. From 1983 to 1988, Mr. Brophy was President, Chief Executive Officer and a director of Morgan Products Ltd., a building products company ("Morgan"), and was a private business consultant from 1988 to 1992. From 1966 to 1980, Mr. Brophy served in various positions at Masonite Corporation ("Masonite"), including Executive Vice President and Chief Operating Officer. Mr. Brophy is also a director of Banta Corporation, a printing company. Mr. Brophy has served as a Director since October 1992.

  WILLIAM J. ADAMS has been Executive Vice President of the Company's Exterior Products Group since December 1995. From September 1994 to December 1995, Mr. Adams was the Executive Vice President of the Siding Division. Mr. Adams was the Hardboard/Plastics Division's Vice President of Marketing and Sales since October of 1992. From 1990 to 1992, Mr. Adams was President and Chief Executive Officer of Vanderpool Electric Company. From 1987 to 1990, Mr. Adams was President and Chief Executive Officer of Harris-Tarkett, Inc., a manufacturer of hardwood flooring.

  RICHARD E. PARKER has been the Company's Executive Vice President of the Interior Products Group since December 1995. From October 1992 through December 1995, Mr. Parker was the Executive Vice President of the Hardboard/Plastics Division. From 1990 to October 1992, Mr. Parker served as Vice President and General Manager of the Bend Door & Millwork Company. From 1986 to 1990, Mr. Parker was Executive Vice President of the Manufacturing Division of Morgan. Earlier in his career, Mr. Parker held sales, distribution, marketing and general management positions at Masonite for a period of 13 years.

  DONALD B. GRIMM has been the Vice President and General Manager of Industrial Products North America and the Chief Environmental Compliance Officer of the Company since October 1997. From October of 1992 through October 1997, Mr. Grimm was Vice President of Manufacturing.

  JOSEPH P. O'NEILL has been Vice President and Chief Financial Officer of the Company since January of 1998. From 1996 to 1997, Mr. O'Neill was Vice President Finance-Controller. From 1992, Mr. O'Neill was the Controller.

  DALE H. VON BEHREN has been the Vice President of Administration of the Company since January of 1998. From 1996 to 1997 Mr. Von Behren was Vice President Finance-Treasurer. From May 1994 to 1996 Mr. Von Behren was Treasurer. From 1990 to 1994, Mr. Von Behren was Controller and Treasurer of Morgan.

  There are no family relationships among any of the directors or executive officers of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded in the NASDAQ National Market under the symbol "ABTC." The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported by NASDAQ.

                                                         1997          1996
                                                     ------------- -------------
                                                      HIGH   LOW    HIGH   LOW
                                                     ------ ------ ------ ------
     Fourth Quarter................................. 20.625 16.500 26.750 19.750
     Third Quarter.................................. 26.500 16.750 22.500 19.500
     Second Quarter................................. 26.750 21.250 23.000 18.500
     First Quarter.................................. 27.250 21.000 19.500 14.250

  ON DECEMBER 31, 1997, THE LAST REPORTED SALE PRICE FOR THE COMPANY'S COMMON STOCK ON THE NASDAQ NATIONAL MARKET WAS $18.00 PER SHARE. AS OF MARCH 13, 1998, THE COMPANY HAD APPROXIMATELY 5,400 SHAREHOLDERS OF RECORD (INCLUDING BROKERAGE FIRMS AND OTHER NOMINEES).

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

ITEM 6. SELECTED FINANCIAL DATA

  The operating data set forth below is derived from the consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with those financial statements and notes thereto included elsewhere in this Form 10-K. The data set forth in the following table should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere herein.

                                    YEAR ENDED DECEMBER 31,
                          --------------------------------------------------
                            1993         1994      1995     1996      1997
                          --------     --------  -------- --------  --------
                                     (DOLLARS IN THOUSANDS)
Operating Data:
 Net sales............... $161,011     $203,264  $240,107 $320,402  $321,813
 Cost of sales...........  106,572      139,848   176,119  227,351   225,074
                          --------     --------  -------- --------  --------
 Gross profit............   54,439       63,416    63,988   93,051    96,739
 Selling, general and
  administrative
  expenses...............   21,253       25,684    30,961   48,609    53,250
 Restructuring charge....      --           --        --       --     10,397(3)
                          --------     --------  -------- --------  --------
 Operating income........   33,186       37,732    33,027   44,442    33,092
 Interest expense........    3,929        2,063     5,929    6,511     8,344
 Other income (expense),
  net....................     (201)         (80)      (4)     (269)     (263)
                          --------     --------  -------- --------  --------
 Income before income
  taxes and extraordinary
  item...................   29,056       35,589    27,094   37,662    25,011
 Provision for income
  taxes..................   11,572       13,843    10,607   14,510     9,521
                          --------     --------  -------- --------  --------
 Net income before
  extraordinary item.....   17,484       21,746    16,487   23,152    15,490
 Extraordinary item (net
  of tax)................   (1,070)(1)      --        --       --        --
                          --------     --------  -------- --------  --------
 Net income ............. $ 16,414     $ 21,746  $ 16,487 $ 23,152  $ 15,490
                          ========     ========  ======== ========  ========
Income per common share:
 Before extraordinary
  item:
  Basic.................. $   1.65     $   1.85  $   1.54 $   2.22  $   1.47
                          --------     --------  -------- --------  --------
  Diluted................ $   1.50     $   1.70  $   1.42 $   2.01  $   1.34
                          --------     --------  -------- --------  --------
 After extraordinary
  item:
  Basic.................. $   1.55     $   1.85  $   1.54 $   2.22  $   1.47
                          --------     --------  -------- --------  --------
  Diluted................ $   1.41     $   1.70  $   1.42 $   2.01  $   1.34
                          --------     --------  -------- --------  --------
 Weighted average common
  shares outstanding(2):
  Basic..................   10,617       11,728    10,707   10,433    10,547
  Diluted................   11,667       12,825    11,647   11,519    11,578
Balance Sheet Data (at
 end of period):
 Working capital......... $ 27,363     $ 42,006  $ 55,762 $ 42,777  $ 55,683
 Total assets............  109,628      143,545   210,767  260,264   309,232
 Total debt..............   12,438       33,278    84,629  100,071   132,911
 Stockholders' equity....   77,210       80,483    88,120  109,941   124,841

--------
(1) Represents write-off of deferred financing costs in connection with the repayment of long-term debt with the proceeds of the Company's initial public offering.
(2) Includes the effect to the Company's stock split effected in June 1993 in connection with the Company's initial public offering.
(3) The Company recorded a $10.4 million charge (consisting of a $1.5 million cash charge and a $8.9 million non-cash charge) during the second quarter of 1997 in connection with the restructuring of its Exterior Plastics products group. The restructuring charge consisted of: the write-down of certain machinery and equipment, $5.8 million; the write-down of inventory and goodwill to net realizable values, $3.1 million; and severance payments and lease obligations related to the closing of certain leased facilities, $1.5 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Over the last three years, the Company has increased sales and gross profit margins through: (i) new product introductions, in the Exterior Products division and the Specialty Products division such as UltraOak, Diamond Tile and TrimBoard; (ii) acquisitions of new product lines such as vinyl siding and exterior plastic accessories (1995); (iii) the construction of new facilities to produce fiber cement siding (1997) and vinyl siding and accessories (1997); and (iv) expansion in the retail home center distribution channel. In addition, the Company has implemented cost reduction programs and selectively increased selling prices which have further increased the Company's sales and gross profit margins during such period. The Company's broad product line allows it to serve many of its customers as a "one-stop" source of products.

  Recent vinyl siding industry consolidation and aggressive marketing and pricing by a major fiber cement siding competitor have resulted in lower sales volumes and prices for the Company's siding products. The lower prices have impacted earnings to date and could continue to further negatively impact earnings. In addition, other competitors have announced that they are planning to add new fiber cement lines to their product offerings. In an effort to reduce the impact of the pricing pressures on siding products, the Company has also implemented a strategy to shift product mix in its Exterior Hardboard Siding products from the 7/16p siding products into trimboard and utility panels. See "Significant Business Trends."

RESULTS OF OPERATIONS

  The following table sets forth the dollar amount (in thousands) and percentages of the Company's net sales attributable to each of its principal product group categories during the last three years:

                                      1995            1996            1997
                                 --------------  --------------  --------------
Exterior Products............... $123,129  51.3% $197,261  61.6% $195,987  60.9%
Specialty Products..............  116,978  48.7%  123,141  38.4%  125,826  39.1%
                                 -------- -----  -------- -----  -------- -----
                                 $240,107 100.0% $320,402 100.0% $321,813 100.0%
                                 ======== =====  ======== =====  ======== =====

  The following table presents, for the periods indicated, the percentage of net sales of the Company's two principal product groups and the percentage relationship to net sales of certain items in the Company's consolidated statements of operations:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            -------------------
                                                            1995   1996   1997
                                                            -----  -----  -----
     Net sales
       Exterior Products sales.............................  51.3%  61.6%  60.9%
       Specialty Products sales............................  48.7   38.4   39.1
                                                            -----  -----  -----
         Total net sales................................... 100.0% 100.0% 100.0%
     Cost of sales.........................................  73.4   71.0   70.0
                                                            -----  -----  -----
     Gross profit..........................................  26.6   29.0   30.0
     Selling, general and administrative expenses .........  12.8   15.2   16.5
     Restructuring charge..................................   --     --     3.2
                                                            -----  -----  -----
     Operating income......................................  13.8   13.8   10.3
     Net income............................................   6.9    7.2    4.8

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Net Sales. Net sales increased $1.4 million (0.4%) from $320.4 million in 1996 to $321.8 million in 1997. The increase reflects a $2.7 million (2.2%) increase in Specialty Products sales, partially offset by a $1.3 million (0.7%) decrease in Exterior Products sales.

  The increase in Specialty Products sales of $2.7 million was attributable to a $3.1 million increase in Interior Hardboard offset by a $0.4 million decrease in Interior Plastics. A decrease in volume shipments (0.4%) of Interior Hardboard products was more than offset by an increase in average selling price of 3.4%. Strong demand for doorskins and industrial products offset lower prefinished interior hardboard product sales. Interior Plastics moulding unit volume shipments were 1.3% greater in 1997 than the prior year. The average selling price of mouldings decreased by 4.2%. New product introductions and increased penetration into the home center retailers were the primary reasons for the increased volume.

  The decrease in Exterior Products sales consisted of a $3.2 million increase in sales of Exterior Plastics and a $4.8 million increase in sales of Fiber Cement Siding, a product introduced in June 1997, more than offset by a $9.3 million decrease in Exterior Hardboard Siding. The increase in Exterior Plastics of $3.2 million consists of a $10.6 million increase in vinyl siding and accessories partially offset by the discontinuation of industrial plastic product sales as part of the restructuring of the Company's Exterior Plastics group (see discussion below). Exterior Hardboard Siding was impacted by aggressive pricing by competition in both hardboard and fiber cement siding markets, resulting in lower volumes and selling prices.

  Gross Profit. Gross profit increased $3.6 million (4.0%) from $93.1 million in 1996 to $96.7 million in 1997. The increase in gross profit is attributable to increased demand for Specialty Products and increased sales volume in vinyl siding, partially offset by lower volume and pricing on Exterior Hardboard Siding and additional costs incurred during the start up of the fiber cement facility. Gross profit as a percentage of net sales increased from 29.0% to 30.0% over the period. Exterior Hardboard Siding decline in volume and pricing was principally due to aggressive pricing by competitors in the fiber cement and hardboard siding markets. See "Significant Business Trends."

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.7 million (9.5%) from $48.6 million in 1996 to $53.3 million in 1997. The increase is primarily attributable to an increase in Exterior Plastics expenses of $3.7 million over 1996. The Exterior Plastics increase is due to increases in salaries and facility expenses related to the development of the Company's Exterior Plastics distribution center in Milton, Ontario, and additional promotional expenses incurred as a result of new product introductions. In addition, the Company incurred legal fee increases over 1996 of $0.5 million as a result of certain litigation (see "Certain Litigation" below). As a percentage of net sales, selling, general and administrative expenses increased from 15.2% in 1996 to 16.5% in 1997. The increase is due to factors discussed above.

  Restructuring Charge. On July 7, 1997, the Company announced that it was restructuring its Plastics products group. The restructuring program was implemented to phase out the manufacturing facility's plastic industrial business and to allow the Company to focus on specialty building products. Accordingly, the Company recorded a $10.4 million charge during the quarter ended June 30, 1997 (consisting of a $1.5 million cash charge and an $8.9 million non-cash charge). The restructuring charge consisted of the write-down of certain machinery and equipment, $5.8 million; the write-off of inventory and goodwill to net realizable values, $3.1 million; and severance payments and outstanding lease obligations related to the closing of certain leased facilities, $1.5 million. The impact on earnings per share for 1997 amounted to $0.61 and $0.56 on a basic and dilutive basis, respectively.

  At December 31, 1997, a remaining balance of $1.1 million related to the restructuring is included in the accrued expenses in the Company's consolidated balance sheet.

  Operating Income. Operating income decreased by $11.3 million (25.5%) from $44.4 million in 1996 to $33.1 million in 1997. The decrease is primarily the result of costs incurred due to the restructuring of the Exterior Plastics products group, additional costs related to the start up of the fiber cement facility, higher selling, general and administrative expenses, partially offset by increased demand for the Company's Specialty Products.

  Interest Expense. Interest expense increased $1.8 million (28.2%) from $6.5 million (net of $1.0 million of capitalized interest) in 1996 to $8.3 million (net of $1.9 million) in 1997. The increase is attributable to higher outstanding indebtedness partially offset by a slight decline in the Company's weighted average interest rate on outstanding borrowings during 1997 as compared to 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Net Sales. Net sales increased $80.3 million (33.4%) from $240.1 million in 1995 to $320.4 million in 1996. This increase reflects of $74.3 million (60.2%) increase in Exterior Products sales and a $6.2 million (5.3%) increase in Specialty Products sales.

  The increase in Exterior Products sales of $68.7 million in 1996 was primarily attributable to the impact of two acquisitions in 1995 and strong demand for Exterior Hardboard Siding. KenTech Plastics, Inc., a manufacturer of plastic shutters, exterior accessories and industrial products, was acquired in April of 1995. In June 1995, the Company acquired the Vinyl Division of EMCO, Ltd., a manufacturer of vinyl siding and accessories. These two acquisitions accounted for $39.5 million of the increase in net sales for 1996. Unit volume shipments for vinyl siding and shutters in 1996 were substantially greater than 1995. The increase in Exterior Hardboard Siding sales of $28.8 million in 1996 was primarily the result of an increase in demand for the product line (see "Significant Business Trends" below), continued expansion into the home center retailer market and price increases implemented during the first quarter of 1996. As a result of these factors, Exterior Hardboard Siding unit sales volume increased 12.4% for 1996 compared to 1995 and average selling price increased 10.5%.

  The increase in Specialty Products sales of $11.6 million in fiscal 1996 was primarily attributable to new product introductions and increased export sales. Sales of Interior Hardboard products increased $7.3 million in 1996. The increase was primarily due to new product introductions and increases in sales outside of North America. These factors resulted in an increase of unit volume shipments of 8.7% compared to 1995. Plastic mouldings sales were favorably impacted by new product introductions and increased penetration into the home center retailer market, as sales increased $4.3 million over the same period last year. Unit volume shipments for mouldings in 1996 was 11.7% greater than 1995.

  Gross Profit. Gross profit increased $29.1 million (45.4%) from $64.0 million in 1995 to $93.1 million in 1996. Exterior Hardboard Siding pricing and volume increases, as well as volume increases in the Interior Hardboard and Plastics moulding products contributed to the increase in gross profit. In addition, the 1995 acquisitions favorably impacted gross profit by $14.4 million. Gross profit as a percentage of net sales increased from 26.6% for 1995 to 29.0% in 1996. The increase is primarily the result of price increases implemented during 1996, as well as volume increases in Exterior Hardboard Siding, Interior Hardboard, vinyl siding and plastics moulding product lines.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $17.6 million (57.0%) from $31.0 million in 1995 to $48.6 million in 1996. Selling, general and administrative expenses increased $10.3 million as a result of the 1995 acquisitions, $1.5 million of the increase represents legal fees incurred as a result of certain litigation (see "Certain Litigation" below) with the balance of the increase primarily due to increases in promotional expenses, allowances and management bonuses, directly related to the increase in sales over 1995. As a percentage of net sales, selling, general and administrative expenses increased from 12.8% in 1995 to 15.2% in 1996. The increase is due to higher selling, general and administrative expenses (as a percentage of net sales for the 1995 acquisitions) as well as, increases in legal fees, management bonuses and promotional expenses related to new product introductions.

  Operating Income. Operating income increased $11.4 million (34.6%) from $33.0 million in 1995 to $44.4 million in 1996. The improvement is the result of operating income generated by the 1995 acquisitions, selling price increases, new product introductions and volume increases in substantially all product lines.

  Interest Expense. Interest expense increased $0.6 million (9.8%) from $5.9 million in 1995 to $6.5 million (net of $1.0 million of capitalized interest) in 1996. The increase is attributed to higher outstanding indebtedness, partially offset by a slight decline in the Company's weighted average interest rate on outstanding borrowings during 1996 as compared to 1995.

SIGNIFICANT BUSINESS TRENDS

  Management believes that the level of housing starts has a significant influence on the Company's ability to generate sales, particularly in relation to demand for its siding products. The level of housing starts in the United

States increased from 1.3 million in 1995 to 1.5 million in 1997. The level of housing starts in Canada increased from 0.111 million in 1995 to 0.152 million in 1997.

  The cost of thermoplastic resins (polystyrene and PVC) used in the Company's Specialty Products and Exterior Products operations increased substantially during 1995 before declining somewhat during the fourth quarter of 1995 and remaining at that level during 1997. Management believes that product price increases, continuing cost reduction programs and increased production efficiencies will counteract, to some extent, the impact of these raw material price increases.

  The recent consolidation in the vinyl siding industry has resulted in increased competitive pricing of the Company's Exterior Plastics products. The Company cannot predict the actions of its competitors, which could further negatively impact earnings in the future.

  The Company has recently introduced Fiber Cement Siding. A major competitor in the fiber cement siding market is aggressively marketing and pricing its product. In response, among other actions, the Company has lowered its pricing on both the Exterior Hardboard Siding and Fiber Cement Siding products to protect its market share against competition from fiber cement siding products. The Company has also implemented a strategy to shift product mix in its Exterior Hardboard Siding products from the 7/16p siding products into trimboard and utility panels, in an effort to reduce the impact of the pricing pressures. The lower prices have impacted earnings to date and could continue to further negatively impact earnings. The Company cannot predict the actions of this or other competitors, however, there have been recent announcements by competitors that they are planning to add new fiber cement lines to expand their product offerings, which could further negatively impact earnings in the future.

  Management also believes that continued penetration into the home center retailer market will have a significant beneficial influence on the Company's level of business activity. Sales to these customers have increased approximately 42% over the prior year. In addition, sales to the Company's top three home center retailer customers increased 58% over the past year. Management believes that this market will continue to grow in importance to the Company.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company derived its cash from funds generated by operations and from third-party financings, including the Credit Facility. The Company believes that its operating cash flow, together with borrowings under the Credit Facility, will be sufficient to meet its operating expenses, capital requirements and debt service requirements.

  Cash Flow From Operating Activities. Net cash provided by the Company's operating activities was $24.6 million for 1997. Principal working capital changes included increases of $10.4 million and $4.2 million in inventory and other assets, respectively, and a decrease of $5.8 million in accounts payable. Net cash provided by the Company's operating activities was $41.2 million for 1996. Principal working capital changes included an increase in accounts receivable of $5.3 million and an increase of $8.8 million in accounts payable. At December 31, 1997, the Company had working capital of $55.7 million with a current ratio of 2.4 to 1.0 as compared with working capital of $42.8 million and a current ratio of 2.0 to 1.0 at December 31, 1996. The increase in working capital and the change in the current ratio were primarily due to the increase in inventory, as a result of the recent introduction of fiber cement siding, and lower accrued expenses.

  Cash Flow From Investing Activities. The Company's cash used in investing activities for 1997 and 1996 was related principally to capital expenditures. Capital expenditures during 1997 amounted to approximately $57.7 million and were incurred primarily for improvements to the Company's manufacturing facilities and development of new products, including $24.3 million for the completion of the fiber cement facility and $11.6 million for the retrofitting of a vinyl siding manufacturing facility and for environmental compliance projects (See "Environmental Compliance"). Capital expenditures during 1996 amounted to approximately $57.9 million and were incurred primarily for improvements to the Company's manufacturing facilities and development of new products, including $36.8 million for the construction, the fiber cement facility and environmental compliance projects (See "Environmental Compliance").

  Cash Flow From Financing Activities. Net cash provided by financing activities for 1997 and 1996 was principally from borrowings under the Credit facility. Debt increased from $100.1 million at December 31, 1996 to $132.9 million (including $12.5 million of current maturities) as of December 31, 1997.

  Sources of Liquidity. On April 1, 1997 the Company entered into a loan agreement with the Mississippi Business Finance Corporation for the issuance of $1.0 million Variable Rate Demand Revenue Bonds (Series 1997A) and $16.5 million Taxable Variable Rate Demand Revenue Bonds (Series 1997B) (together, the "Industrial Revenue Bonds") to finance the acquisition and retrofitting of a vinyl siding manufacturing facility in Holly Springs, Mississippi. The Industrial Revenue Bonds bear interest rates determined weekly by the remarketing agent. The Industrial Revenue Bonds mature on April 1, 2022 and are backed by irrevocable letters of credit issued under the Company's Credit Facility. The amounts included in total debt reflect only drawings against proceeds of the issued amounts of the Industrial Revenue Bonds and do not reflect amounts held in a segregated escrow account pending disbursement.

  In March 1997, the Company and its bank group entered into a Third Amended and Restated Credit Facility, as amended on February 2, 1998 (as amended, the "Credit Facility") which superseded all prior credit agreements. The Credit Facility provides a line of credit to the Company totaling $225.0 million consisting of a $175.0 million continuing revolving credit facility (the "Revolving Credit Facility") and a term loan facility (the "Term Loan") under which the Company borrowed $50.0 million on April 3, 1995. The Credit Facility matures on March 10, 2002, subject to extensions for additional one-year periods. The Term Loan requires 16 equal quarterly principal payments of $3.125 million commencing on June 30, 1997 and continuing through March 31, 2001. As of December 31, 1997, approximately $40.6 million was outstanding under the Term Loan and the interest rate on the Term Loan was 7.99% and approximately $80.7 million was outstanding under the Revolving Credit Facility and the weighted average interest rate on the outstanding Revolving Credit Facility was 6.55%.

ENVIRONMENTAL COMPLIANCE

  The Company's operations are subject to federal and state government regulations pertaining to air emissions, waste water discharge and solid waste disposal. While environmental compliance costs in the future will depend on regulatory developments that cannot be predicted, the Company believes that compliance will be achieved with a combination of capital expenditures and modifications to its production processes. As discussed more fully in "Business--Environmental Regulation," the Company entered into a consent decree with Michigan environmental authorities providing for an odor emissions abatement program at its Alpena, Michigan, facility. To date, the Company has expended approximately $8.0 million in connection with this program. Additional capital expenditures of up to $4.0 million may be required over the next several years in order to attain compliance with the program. Although no assurances can be given as to any ultimate recoveries, the prior owners of certain of the Company's businesses have agreed to indemnify the Company against certain environmental liabilities. The Company does not anticipate that costs relating to environmental activities will have a material adverse impact on its financial condition or operating results. In connection with the Acquisition, the seller has agreed to indemnify the Company with respect to certain pre-Acquisition environmental matters and has placed $5.0 million into escrow to fund any required remediation of such conditions. In connection with the purchase of Canexel, Canadian Pacific Forest Products Limited is obligated to indemnify the Company against certain environmental liabilities associated with Canexel's Nova Scotia production facility.

CERTAIN LITIGATION

  In recent years, a number of lawsuits have been brought against manufacturers of OSB and exterior hardboard siding products alleging various design and production defects and breach of express or implied warranties. Such litigation has resulted in substantial settlements by certain competitors of the Company. The

Company has been named as a defendant in similar litigation (see "Legal Proceedings"). The Company believes that its exterior hardboard siding products are free of defects and, when properly installed and maintained, are suitable for their intended purposes and meet all applicable quality standards. Nevertheless, no assurance can be given that the Company will not be required to pay substantial amounts with respect to such litigation or to expend significant resources to defend against claims of this nature.

SEASONALITY

  The Company's quarterly results of operations are moderately seasonal due to the higher levels of construction activity that typically occur in the second and third quarters and, to a lesser extent, the first quarter, thereby increasing sales and gross profits in such periods as compared to the fourth quarter.

INFLATION

  The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

YEAR 2000 COMPLIANCE

  The Company is currently implementing an upgrade to its existing financial, sales, production and distribution software that is Year 2000 compliant. It is also conducting a comprehensive review of the balance of its computer systems to identify those processes that could be adversely affected by the Year 2000 issue and is developing an implementation plan to resolve any issue that might arise. In conducting its review, the Company is actively soliciting its suppliers and customers to assess any Year 2000 issue that might arise from the interaction of its computer systems with those of its suppliers and customers. The Year 2000 issue refers to the inability of many computer programs and systems to process accurately dates later than December 31, 1999. Unless these programs are modified to handle the century change, they will likely interpret the Year 2000 as the year 1900. Although final cost estimates have yet to be determined, it is anticipated that these Year 2000 costs will result in an increase to the Company's expenses during 1998 and 1999 but are not expected to have a material impact on its ongoing results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
The Company and Subsidiaries:
  Report of Independent Public Accountants................................  27
  Consolidated Balance Sheets as of December 31, 1996 and 1997............  28
  Consolidated Statements of Operations for the Years Ended December 31,
   1995, 1996 and 1997....................................................  29
  Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1994, 1995, 1996 and 1997.................................  30
  Consolidated Statements of Cash Flow for the Years Ended December 31,
   1995, 1996 and 1997....................................................  31
  Notes to Consolidated Financial Statements..............................  32
Report of Independent Public Accountants..................................  54
Schedule II--Valuation and Qualifying Accounts............................  55

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ABT Building Products
Corporation:

  We have audited the accompanying consolidated balance sheets of ABT BUILDING PRODUCTS CORPORATION (a Delaware corporation) AND SUBSIDIARIES (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ABT Building Products Corporation and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                          /s/ Arthur Andersen LLP

                                          Arthur Andersen LLP

Chicago, Illinois,
January 20, 1998

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             AS OF DECEMBER
                                                                   31,
                                                            ------------------
                                                              1996      1997
                                                            --------  --------
                          ASSETS
CURRENT ASSETS:
  Cash..................................................... $     24  $    329
  Accounts receivable, less allowances of $5,030 and
   $6,303, respectively....................................   31,278    29,395
  Inventories..............................................   47,237    57,682
  Prepaid expenses.........................................    4,468     5,305
  Deferred tax assets......................................      765     1,313
                                                            --------  --------
    Total current assets...................................   83,772    94,024
PROPERTY, PLANT AND EQUIPMENT:
  Land.....................................................    2,968     4,063
  Buildings and improvements...............................   28,700    44,153
  Machinery and equipment..................................  108,975   168,071
  Furniture and fixtures...................................    3,947     5,227
  Construction-in-progress.................................   45,525    18,140
                                                            --------  --------
                                                             190,115   239,654
  Less--accumulated depreciation...........................  (25,646)  (42,660)
                                                            --------  --------
    Net property, plant and equipment......................  164,469   196,994
GOODWILL, Net..............................................    9,486     8,297
OTHER ASSETS, Net..........................................    2,537     9,917
                                                            --------  --------
    Total assets........................................... $260,264  $309,232
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable......................................... $ 15,432  $ 14,467
  Current maturities of long-term debt.....................    9,380    12,501
  Accrued liabilities......................................   16,183    11,373
                                                            --------  --------
    Total current liabilities..............................   40,995    38,341
LONG-TERM DEBT, less current maturities....................   90,691   120,410
OTHER LONG-TERM LIABILITIES................................    6,957     7,279
DEFERRED INCOME TAXES......................................   11,680    18,361
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 40,000,000 shares
   authorized; 10,526,160 and 10,599,160 shares outstanding
   at December 31, 1996 and 1997, respectively.............      122       122
  Additional paid-in capital...............................   60,511    59,926
  Cumulative translation adjustment........................     (364)   (1,556)
  Retained earnings........................................   76,637    92,127
  Less: 1,685,000 and 1,612,000 common shares in treasury,
   at cost, at December 31, 1996 and 1997, respectively....  (26,965)  (25,778)
                                                            --------  --------
    Total stockholders' equity.............................  109,941   124,841
                                                            --------  --------
    Total liabilities and stockholders' equity............. $260,264  $309,232
                                                            ========  ========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1996      1997
                                                  --------  --------  --------
NET SALES........................................ $240,107  $320,402  $321,813
COST OF SALES....................................  176,119   227,351   225,074
                                                  --------  --------  --------
    Gross profit.................................   63,988    93,051    96,739
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....   30,961    48,609    53,250
RESTRUCTURING CHARGE.............................      --        --     10,397
                                                  --------  --------  --------
    Operating income.............................   33,027    44,442    33,092
OTHER (EXPENSE):
  Interest expense...............................   (5,929)   (6,511)   (8,344)
  Other, net.....................................       (4)     (269)      263
                                                  --------  --------  --------
    Total other expense..........................   (5,933)   (6,780)   (8,081)
                                                  --------  --------  --------
    Income before income taxes...................   27,094    37,662    25,011
PROVISION FOR INCOME TAXES.......................   10,607    14,510     9,521
                                                  --------  --------  --------
    Net income................................... $ 16,487  $ 23,152  $ 15,490
                                                  ========  ========  ========
INCOME PER COMMON SHARE
    Basic........................................ $   1.54  $   2.22  $   1.47
                                                  ========  ========  ========
    Diluted...................................... $   1.42  $   2.01  $   1.34
                                                  ========  ========  ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic........................................   10,707    10,433    10,547
                                                  ========  ========  ========
    Diluted......................................   11,647    11,519    11,578
                                                  ========  ========  ========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                      ADDITIONAL CUMULATIVE
                               COMMON  PAID-IN   TRANSLATION RETAINED TREASURY
                               STOCK   CAPITAL   ADJUSTMENT  EARNINGS  SHARES
                               ------ ---------- ----------- -------- --------
BALANCE, December 31, 1994....  $122   $62,296     $  (345)  $36,998  $(18,588)
 Exercise of stock options....   --       (466)        --        --        674
 Cumulative translation ad-
  justment....................   --        --          274       --        --
 Purchase of treasury shares..   --        --          --        --     (9,332)
 Net income...................   --        --          --     16,487       --
                                ----   -------     -------   -------  --------
BALANCE, December 31, 1995....   122    61,830         (71)   53,485   (27,246)
 Exercise of stock options....   --     (1,319)        --        --      1,983
 Cumulative translation ad-
  justment....................   --        --         (293)      --        --
 Purchase of treasury shares..   --        --          --        --     (1,702)
 Net income...................   --        --          --     23,152       --
                                ----   -------     -------   -------  --------
BALANCE, December 31, 1996....   122    60,511        (364)   76,637   (26,965)
 Exercise of stock options....   --       (585)        --        --      1,187
 Cumulative translation ad-
  justment....................   --        --       (1,192)      --        --
 Net income...................   --        --          --     15,490       --
                                ----   -------     -------   -------  --------
BALANCE, December 31, 1997....  $122   $59,926     $(1,556)  $92,127  $(25,778)
                                ====   =======     =======   =======  ========


  The accompanying notes to financial statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1995       1996      1997
                                                ---------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................... $  16,487  $ 23,152  $  15,490
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities--
  Writedown of assets due to restructuring.....       --        --       8,894
  Depreciation and amortization................     8,628    11,964     15,190
  Deferred income taxes........................     3,017     3,324      6,133
  Cumulative translation adjustment............       274      (293)    (1,192)
  Changes in certain assets and liabilities--
   Accounts receivable.........................     2,875    (5,317)     1,883
   Inventories.................................       968     1,480    (12,208)
   Other assets................................       479    (1,875)    (4,156)
   Accounts payable and accrued liabilities....    (8,966)    8,790     (5,453)
                                                ---------  --------  ---------
    Net cash provided by operating activities..    23,762    41,225     24,581
                                                ---------  --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of net assets.....................   (47,083)      --         --
 Capital expenditures..........................   (16,813)  (57,922)   (57,718)
                                                ---------  --------  ---------
    Net cash (used in) investing activities....   (63,896)  (57,922)   (57,718)
                                                ---------  --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of long-term debt....................   158,000   112,990    237,504
 Payments of long-term debt....................  (106,649)  (97,548)  (204,664)
 Payments for the purchase of treasury shares..    (9,332)   (1,702)       --
 Exercise of stock options.....................       208       664        602
                                                ---------  --------  ---------
 Net cash provided by financing activities.....    42,227    14,404     33,442
                                                ---------  --------  ---------
 Net increase (decrease) in cash...............     2,093    (2,293)       305
CASH, beginning of period......................       224     2,317         24
                                                ---------  --------  ---------
CASH, end of period............................ $   2,317  $     24  $     329
                                                =========  ========  =========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND NATURE OF BUSINESS

  The consolidated balance sheets as of December 31, 1996 and 1997, and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995, 1996 and 1997 include the accounts of ABT Building Products Corporation ("ABT") (a Delaware corporation) and its wholly-owned subsidiaries ABTco, Inc. ("ABTco"), and ABT Canada, Limited ("ABT Canada") (collectively referred to as the "Company"). The Company was formed to acquire substantially all of the net assets of the Building Products Division ("Predecessor") of Abitibi-Price Corporation ("APC"). On October 20, 1992 ("Inception Date"), the Predecessor was acquired by the Company (the "Acquisition") pursuant to a purchase agreement dated September 25, 1992 (the "Purchase Agreement"), for $92 million. The Company was organized by Kohlberg & Co. and an officer of the Company for the purpose of acquiring the Predecessor. This transaction was accounted for using the purchase method of accounting.

  In February of 1994, the company acquired Canexel Hardboard, a former division of Canadian Pacific Forest Products Limited ("CPFP") (now Avenor, Inc.) located in Nova Scotia, Canada. In addition, during the second quarter of 1995, the Company acquired KenTech Plastics, Inc. ("KenTech") and the Vinyl Siding Division of EMCO Limited ("Vinyl Division"). The Company's 1995 results include the results of KenTech and the Vinyl Division from the date of acquisition. These transactions were accounted for using the purchase method of accounting (Note 3).

  The Company is a manufacturer or finisher of various building products including exterior hardboard siding, fiber cement siding, interior hardboard, including textured paneling, finished tileboard, hardboard substrate and doorskins and plastics such as siding, prefinished mouldings, trim accessories and shutters. The Company's products are sold internationally to building products distributors, home center retailers, manufactured housing builders and industrial fabricators. The Company's quarterly results of operations are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters and, to a lesser extent, the first quarter, thereby increasing sales and gross profits in such periods as compared to the fourth quarter.

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

  Inventories at December 31, 1996 and 1997 consisted of the following (in thousands):

                                                                 1996    1997
                                                                ------- -------
   Finished products and work-in-process....................... $30,330 $38,935
   Raw materials...............................................   8,954   9,560
   Operating parts and supplies................................   7,953   9,187
                                                                ------- -------
                                                                $47,237 $57,682
                                                                ======= =======

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

  Major renewals and betterments which extend the useful life of an asset are capitalized; routine maintenance and repairs are expensed as incurred. Total maintenance and repair expense charged to operations was approximately $14,754,000, $17,793,000 and $18,493,000 for the years ended December 31,
1995, 1996 and 1997, respectively. Upon sale or retirement of assets, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in results of operations.

  Other Assets

  Other Assets are stated net of accumulated amortization of $3,893,000 and $5,843,000 as of December 31, 1996 and 1997, respectively, and consist of deferred charges related to caul plates and resin molds, deferred financing costs and other intangible assets. Amortization of these costs is computed using the straight-line method over the estimated useful lives ranging from 2 to 5 years.

  Costs incurred for software are expensed as incurred.

  Goodwill

  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired at the acquisition date. Goodwill is being amortized on a straight-line basis over a period of 20 years. Accumulated amortization at December 31, 1996 and 1997 was $857,000 and $1,384,000, respectively. In July 1997 the Company announced a restructuring of its plastics products group (See Note 10). Accordingly, the Company took a write-down of goodwill in the amount of $1,246,000 originally recorded at the time of the KenTech acquisition. The Company utilizes the undiscounted operating cash flow method to continuously review the realization of goodwill associated with the acquisitions.

  Warranty Reserve

  The Company and the Predecessor warrant certain of their products against defective workmanship for up to 25 years. The estimated cost of warranty obligations is recognized at the time the related products are sold. The Purchase Agreement required APC to retain responsibility for a portion of this liability for products sold prior to the acquisition date as follows:

  1. One half of the dollar amount paid pursuant to documented claims for warranty service in excess of $100,000 during any calendar year, and

  2. All liability in excess of $2,500 with respect to each individual claim in excess of $5,000.

  For the years ended December 31, 1995, 1996 and 1997, the Company incurred warranty expense related to its exterior hardboard siding products amounting to $679,000, $705,000 and $715,000, respectively. Warranty expense incurred for the remainder of the Company's product categories is immaterial.

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

  Research and Development

  Costs incurred in connection with the development of new products and manufacturing methods are charged to operations as incurred. Such costs amounted to $850,000, $1,127,000 and $1,053,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

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

  New Accounting Pronouncements

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 on Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of in fiscal year 1996. The Company also adopted SFAS No. 123 on Accounting for Stock-Based Compensation as described more fully in
Note 9 to the Consolidated Financial Statements. The adoption of SFAS No. 121 and SFAS No. 123 did not have a material impact on the financial position or the results of operations of the Company.

(3) ACQUISITIONS

  On April 3, 1995, the Company acquired KenTech, located in Hopkinsville, Kentucky. The purchase price of KenTech was $14.1 million, which was funded from drawings on the Company's revolving line of credit. The transaction was accounted for under the purchase method of accounting and, accordingly, the Company's consolidated financial statements reflect the results of operations of KenTech from the date of acquisition. The allocation of the purchase price was based on the fair value of the net assets acquired.

  On May 31, 1995, the Company acquired through its wholly-owned subsidiary, ABT Canada, the Vinyl Division of EMCO Limited, located in Acton, Ontario. The purchase price of the Vinyl Division was $33.0 million, which was funded from drawings on the Company's revolving line of credit. The transaction was accounted for under the purchase method of accounting and, accordingly, the Company's consolidated financial statements reflect the results of operations of the Vinyl Division from the date of acquisition. The allocation of the purchase price was based on the fair value of the net assets acquired.

  Presented below is the unaudited summarized pro forma statement of operations for the year ended December 31, 1995. The statement gives effect to the purchase of KenTech and the Vinyl Division as if such transactions had taken place on January 1, 1995. These results include certain adjustments, primarily for depreciation, interest and other expenses related to the acquisitions and are not necessarily indicative of what the results would have been had the transactions actually occurred on such dates (in thousands, except per share data).

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        1995
                                                                    ------------
   Net sales.......................................................   $263,652
   Net income......................................................     15,844
   Earnings per common share
     Basic.........................................................   $   1.48
                                                                      --------
     Diluted.......................................................   $   1.36
                                                                      --------
   Average common shares outstanding
     Basic.........................................................     10,707
                                                                      --------
     Diluted.......................................................     11,647
                                                                      --------

(4) ACCRUED LIABILITIES

  Accrued liabilities as of December 31, 1996 and 1997 consisted of the following (in thousands):

                                                                 1996    1997
                                                                ------- -------
   Accrued payroll and benefits................................ $ 9,145 $ 7,445
   Other.......................................................   7,038   3,928
                                                                ------- -------
                                                                $16,183 $11,373
                                                                ======= =======

(5) LONG-TERM DEBT

  On March 11, 1997 the Company and its bank group executed a Third Amended and Restated Credit Agreement ("Credit Agreement") which amended and modified all prior credit agreements. The Credit Agreement provides for a line of credit to the Company totaling $225 million consisting of (i) a $175 million continuing revolving credit facility, and (ii) a term loan facility under which the Company borrowed a term loan in the principal amount of $50 million on April 3, 1995. Up to $50 million of the total line of credit may be used for letters of credit. Included in the revolving credit facility is $10 million availability under a Swing Line (the "Swing Line"). The Swing Line provides an administratively less complex procedure for temporary borrowings. The Credit Agreement matures on March 10, 2002. However, annually at the request of the Company and at the discretion of the bank group, the maturity may be extended for additional one-year periods. The Credit Agreement allows the Company to choose among interest rate options, which include the agent bank's base rate of interest in effect from time to time (prime rate) or the prevailing Eurodollar rate, each plus a specific maximum margin. The maximum margin is based on the Company's leverage ratio (the "Ratio"). As of December 31, 1996 and 1997, the interest rate on outstanding revolving loans was 6.40% and 6.55%, respectively. The interest rate on the $50 million term loan borrowed on April 3, 1995 was 7.99%. In addition, the Credit Agreement requires the payment of a quarterly commitment fee, based on the Ratio, ranging from 0.10% to 0.25% per annum of the revolving credit facility.

  The Credit Agreement is unsecured (except for a pledge of 65% of the capital stock of ABT Canada and a pledge of an intercompany note payable by ABT Canada to the Company) and requires that the Company meet certain covenants which, among other things, require the maintenance of ratios related to leverage and net worth. In addition, the Company is permitted to effect acquisitions so long as, on a pro-forma basis, the Company remains in compliance with the financial covenants specified in the agreement. As of December 31, 1997, the Company is in compliance with all loan covenants.

  On April 1, 1997 the Company entered into a loan agreement with the Mississippi Business Finance Corporation for the issuance of $1 million Variable Rate Demand Bonds (Series 1997A) and $16.5 million Taxable Variable Rate Demand Revenue Bonds (Series 1997B) to finance the acquisition and retrofitting of a vinyl siding manufacturing facility in Holly Springs, Mississippi. The bonds bear interest rates determined weekly by the remarketing agent. The interest rates at December 31, 1997 were 4.30% and 6.10%, respectively. The bonds mature on April 1, 2022 and are backed by Irrevocable Letters of Credit issued under the Company's Credit Agreement. The Credit Agreement requires the payment of quarterly letter of credit fees, based on the Ratio, ranging from 0.285% to 0.75% per annum of the letter of credit amount. The amounts included in total debt reflect drawings against proceeds of the issued amount of the bonds.

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1997
                                                              -------  --------
                                                               (IN THOUSANDS)
   Revolving line of credit.................................. $50,065  $ 80,675
   Term loans................................................  50,000    40,625
   Mississippi Business Finance Corporation Bonds
      Series 1997A...........................................     --      1,000
     Series 1997B............................................     --     10,610
   Capital lease obligations.................................       6         1
                                                              -------  --------
                                                              100,071   132,911
   Less-current maturities...................................  (9,380)  (12,501)
                                                              -------  --------
     Total long-term debt.................................... $90,691  $120,410
                                                              =======  ========

  The Company has entered into agreements to lease certain property under terms which qualify as capital leases. Capital leases consist primarily of data processing equipment. As of December 31, 1996 and 1997, assets recorded under capital leases were approximately $373,000, net of accumulated amortization of approximately $306,000 and $369,000, respectively.

  Under existing agreements, maturities of long-term debt as of December 31, 1997, including capital lease obligations, are as follows (in thousands):

      1998............................................................. $ 12,501
      1999.............................................................   12,500
      2000.............................................................   12,500
      2001.............................................................    3,125
      2002.............................................................      --
      Thereafter.......................................................   92,285
                                                                        --------
                                                                        $132,911
                                                                        ========

(6) INCOME TAXES

   The provision for income taxes in the consolidated statements of operations for the years ended December 31, 1995, 1996 and 1997 consists of the following (in thousands):

                                                      1995     1996     1997
                                                     -------  -------  ------
   Current
     Federal........................................ $ 7,543  $ 9,510  $2,437
     State and local................................   1,333    2,132     193
     Foreign........................................  (1,286)     215     249
                                                     -------  -------  ------
       Total Current................................   7,590   11,857   2,879
                                                     -------  -------  ------
   Deferred
     Federal........................................   1,649    2,324   5,640
     State and local................................     544      426   1,006
     Foreign........................................     824      (97)     (4)
                                                     -------  -------  ------
   Total Deferred...................................   3,017    2,653   6,642
                                                     -------  -------  ------
       Total provision for income taxes............. $10,607  $14,510  $9,521
                                                     =======  =======  ======

  The difference between the United States federal statutory income tax rate and the consolidated effective income tax rate is summarized as follows (in thousands):

                                                      1995     1996     1997
                                                     -------  -------  ------
   Income before income taxes multiplied by statu-
    tory rate....................................... $ 9,483  $13,182  $8,754
   State income tax (net of federal tax benefit)....   1,220    1,663     779
   Foreign income tax (benefit).....................    (462)     118     245
   Foreign sales corporation benefit................     (92)     (60)   (453)
   Research and experimental tax credit.............      --       --    (493)
   Other............................................     458     (393)    689
                                                     -------  -------  ------
   Total provision for income taxes................. $10,607  $14,510  $9,521
                                                     =======  =======  ======

  Deferred taxes are determined based on the estimated future tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities, given the provisions of the enacted tax laws. Deferred tax consequences of significant temporary differences existing as of December 31, 1996 and 1997 are as follows (in thousands):

                                                              1996       1997
                                                            ---------  --------
   Accrued vacation.......................................  $     563  $    395
   Inventory burden.......................................        151       584
   Warranty...............................................        (36)      985
   Prepaid pension expense................................        469       888
   Restructuring reserve..................................        --      2,761
   Canadian net operating loss and investment tax credit
    carryover, net of valuation allowance of $0 and $1,552
    at December 31, 1996 and 1997, respectively...........      3,170     2,755
                                                            ---------  --------
     Net deferred tax asset...............................      4,317     8,368
                                                            ---------  --------
   Depreciation...........................................    (15,186)  (19,236)
   Asset capitalization...................................        --     (4,487)
   Other..................................................        (46)   (1,693)
                                                            ---------  --------
     Deferred tax liability...............................    (15,232)  (25,416)
                                                            ---------  --------
                                                            $(10,915)  $(17,048)
                                                            =========  ========

  Tax benefits arising from the exercise of stock options in the amount of $176,000, $815,000 and $739,000 are not reflected in the current tax provisions for the years ended Decmber 31, 1995, 1996 and 1997, respectively. These amounts were credited directly to additional paid-in capital.

  At December 31, 1997, the Company's Canadian operation had available tax net operating losses and investment tax credits of $6,244,000 and $1,809,000, respectively, which will begin to expire in 2001 and 2004, resepctively. In 1997, the Company recorded a valuation allowance of $1,552,000 for unrealized net operating loss carryforwards and investment tax credits that may expire before the Company is able to utilize such tax assets.

(7) EMPLOYEE BENEFIT PLANS

  The Company maintains a noncontributory, defined benefit pension plan covering substantially all U.S. employees. Pension plan costs are funded in compliance with the Employee Retirement Income Security Act of 1974 "ERISA" requirements. The following table sets forth the funded status of the plan at January 1, 1997 and 1998 (in thousands):

                                                              1997     1998
                                                             -------  -------
   Actuarial present value of benefit obligation--
     Vested benefits........................................ $41,318  $44,412
     Nonvested benefits.....................................     370      832
                                                             -------  -------
   Accumulated benefit obligation...........................  41,688   45,244
   Effect of projected future compensation levels...........   7,012    7,323
                                                             -------  -------
   Projected benefit obligation.............................  48,700   52,567
   Plan assets at fair value................................  46,902   52,884
                                                             -------  -------
   Projected benefit obligation (in excess of) less than
    plan assets.............................................  (1,798)     317
   Unrecognized prior service cost..........................     770    1,372
   Unrecognized net loss (gain).............................     955   (2,484)
                                                             -------  -------
   Pension asset (liability) recorded in balance sheets..... $   (73) $   795
                                                             =======  =======

  The assumptions used to measure the projected benefit obligation and to compute the expected long-term return on assets for the plan are as follows:

                                                               1995  1996  1997
                                                               ----  ----  ----
   Discount rate.............................................. 7.5%  7.5%   7.5%
   Average increase in compensation levels.................... 4.5   4.5    4.5
   Expected long-term return on assets........................ 9.0   9.0   10.0

  The plan's assets consist primarily of common stocks, bonds and cash equivalents.

  Net periodic pension cost for the defined benefit pension plan for the years ended December 31, 1995, 1996 and 1997 include the following components (in thousands):

                              1995    1996    1997
                             ------  ------  ------
   Service cost on benefits
    earned during the peri-
    od.....................  $1,029  $1,432  $1,577
   Interest cost on pro-
    jected benefit obliga-
    tion...................   3,353   3,696   3,626
   Expected return on plan
    assets.................  (3,602) (4,361) (4,584)
   Amortization cost.......     (70)     54     103
                             ------  ------  ------
   Net periodic pension
    cost...................  $  710  $  821  $  722
                             ======  ======  ======

  Certain employees, whose benefits under the plan have been reduced as the result of recent formula changes or who are otherwise designated by the compensation committee, may accrue additional benefits under supplemental nonqualified plans which the Company has established. The cost of these plans was approximately $220,000, $390,000 and $532,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The accumulated benefit obligation of these plans was $1,056,000 and $1,825,000 as of December 31, 1996 and 1997, respectively. The projected benefit obligation of the plans was $1,453,000 and $2,143,000 as of December 31, 1996 and 1997, respectively. The plans are not funded, thus plan assets at December 31, 1996 and 1997 were $0. The pension liability recorded in the consolidated balance sheets is $862,399 and $1,393,072 at December 31, 1996 and 1997, respectively. The actuarial assumptions used for these plans are the same as those used to measure the defined benefit plan funded in compliance with ERISA requirements.

  The Company maintains no post-retirement benefits other than pensions.

  The Company is in the process of finalizing the pension asset and liability transfer with CPFP and EMCO Limited, as it relates to the acquisitions of Canexel and the Vinyl Division (Note 3). CPFP and EMCO Limited retained the obligation for all participants retired prior to the acquisition date. These plans do not have a material effect on the Company's financial condition or results of operations.

(8) LEASES

  The Company is party to numerous leases, principally for vehicles, administrative and sales offices and warehouses. Rent expense under operating leases was approximately $2,219,000 $2,967,000 and $3,947,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

  At December 31, 1997, future minimum annual rental commitments were as follows (in thousands):

                                                                       OPERATING
                                                                        LEASES
                                                                       ---------
   1998...............................................................  $2,487
   1999...............................................................   1,613
   2000...............................................................   1,264
   2001...............................................................     565
   2002 and thereafter................................................     144
                                                                        ------
     Total minimum lease payments.....................................  $6,073
                                                                        ======

(9) STOCKHOLDERS' EQUITY

  On February 16, 1994, the major shareholders of the Company completed a secondary offering of 3,415,000 shares. The costs incurred were charged to additional paid-in capital and amounted to approximately $600,000.

  Commencing the third quarter of 1994, the Board of Directors authorized the repurchase of up to 2,200,000 shares of the Company's common stock in the open market. Treasury shares repurchased amounted to 591,000 in 1995 and 115,000 in 1996 and 0 in 1997. At December 31, 1997, the Company had 1,612,000 treasury shares. Accordingly, the cost to repurchase the treasury shares has been recorded in stockholders' equity.

  The Board of Directors and stockholders of the Company adopted a Stock Option Plan pursuant to which members of management and other employees of the Company may be granted options to purchase up to an aggregate of 3,100,000 shares of common stock. At the Inception Date, certain officers of the Company were granted options to purchase 1,120,000 shares of common stock at an exercise price of $2.50 per share, the fair market value as of the date of grant. Options generally become exercisable ratably over a four-year period and expire ten years after the date of grant. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended December 31, 1995, 1996 and 1997 (in thousands, except for per share data):

                                  1995    1996    1997
                                 ------- ------- -------
Net Income:          As Reported $16,487 $23,152 $15,490
                     Pro Forma    15,539  21,905  14,109
Earnings per Share:
  Basic              As Reported   $1.54   $2.22   $1.47
                     Pro Forma      1.45    2.10    1.34
  Diluted            As Reported   $1.42   $2.01   $1.34
                     Pro Forma      1.33    1.90    1.22

   Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   The following table provides summary information regarding stock options granted under the Stock Option Plan:

                                   1995                1996                1997
                            ------------------- ------------------- -------------------
                                       WEIGHTED            WEIGHTED            WEIGHTED
                                       AVG. EX.            AVG. EX.            AVG. EX.
                             OPTIONS    PRICE    OPTIONS    PRICE    OPTIONS    PRICE
                            ---------  -------- ---------  -------- ---------  --------
   Outstanding at January
    1...................... 1,910,750    $ 9    2,376,360    $11    2,185,657    $12
   Granted.................   529,860     19       24,400     20      318,775     18
   Exercised...............   (31,800)     3     (172,393)     7     (156,857)    12
   Cancelled...............   (32,450)    17      (42,710)    17      (40,250)    19
                            ---------    ---    ---------    ---    ---------    ---
   Outstanding at December
    31..................... 2,376,360     12    2,185,657     12    2,307,325     13
                            ---------    ---    ---------    ---    ---------    ---
   Exercisable at December
    31..................... 1,022,960      6    1,299,532      7    1,605,975     10
                            =========    ===    =========    ===    =========    ===

  The weighted average fair value of options granted for 1995, 1996 and 1997 was $12.44, $12.28 and $12.28, respectively. 902,000 of the 2,307,325 options outstanding at December 31, 1997 have exercise prices of $2.50 with a weighted average remaining contractual life of 5 years. All of these options are exercisable. 1,140,125 options outstanding have exercise prices between $11.80 and $20.65 with a weighted average exercise price of $17.51 and a weighted average remaining contractual life of 7 years. The remaining 265,200 options have exercise prices between $20.66 and $29.50 with a weighted average exercise price of $25.96 and a weighted average remaining contractual life of 6 years.

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997, respectively: risk-free interest rates of 7.13%, 6.35% and 5.99%; expected dividend yield of 0%; expected lives of 10 years; expected volatility of 42.00%, 38.04% and 38.76%.

(10) RESTRUCTURING CHARGE

  On July 7, 1997, the Company announced that it was restructuring its Plastic Products Group. The restructuring program was implemented to phase out the Company's plastics industrial business and to allow the Company to focus on specialty building products. Accordingly, the Company recognized a $10.4 million charge during the period ended June 30, 1997. $8.9 million of the restructuring charge consisted of a write-down of certain machinery and equipment, inventory and goodwill to net realizable values. The remaining $1.5 million consisted of severance payments and outstanding lease obligations related to the closing of certain leased facilities. The impact on earnings per share for the year ended December 31, 1997, amounted to $0.56.

   As of December 31, 1997, the remaining balance of $1.1 million related to the restructuring charge is included in the accrued expenses in the Company's consolidated balance sheet.

(11) COMMITMENTS AND CONTINGENCIES

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

  Environmental Compliance

  On August 30, 1995, the Company completed negotiations with Michigan environmental authorities regarding a consent judgment providing for an odor emissions abatement program at its Alpena, Michigan facility. The program provides for phased installation of controls to effect a staged reduction of the facility's emissions of odors into the air. It is estimated that capital expenditures of approximately $8 million to $12 million will be required in order to attain compliance with the program. On November 27, 1995, the Company and ABTco commenced an action against Abitibi-Price Corporation ("APC"), as the prior owner of the Alpena facility, and APC's corporate parent Abitibi-Price, Inc. ("API") in the Circuit Court for the County of Oakland, Michigan (ABT Building Products Corporation and ABTco, Inc. v. Abitibi-Price Corporation and Abitibi-Price, Inc., Case No. 95-508819-CK), seeking to recover damages incurred in connection with the remediation, correction and control of odor emissions at the Alpena facility. Although not yet dismissed, under the Indemnity Settlement (as defined below), the parties have agreed to dismiss this action with prejudice.

  Litigation

  The Company and ABTco have been named as defendants in a class action and four separate putative class actions arising from hardboard siding manufactured, distributed, or sold by them or by Abitibi-Price Corporation ("APC"), Abitibi-Price, Inc. ("API") or Abitibi-Consolidated, Inc. ("ACI"). APC, API, and ACI have also been named as defendants in these actions, and APC has been named a defendant in certain other actions, which may result in liability for the Company under the terms of the Indemnity Settlement as described below:

    (1) Fyola et al. v. ABT Building Products Corporation, ABTco, Inc. and Abitibi-Price Corporation, Docket No. 95-12854, Court of Common Pleas of Allegheny County, Pennsylvania (the "Fyola Action").

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

    (2) Foster et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-Price, Inc. and Abitibi-Price Corporation, Docket No. CV95-151M, Circuit Court of Choctaw County of Alabama (the "Foster Action").

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

    On May 29, 1997, the Company and ABTco filed cross-claims against API and APC for indemnification and contribution. On June 18, 1997, the Company and ABTco filed amended cross-claims against API and APC for indemnification and contribution. By agreement dated as of October 1, 1997 (the

  "Indemnity Settlement"), the Company and APC agreed to voluntarily dismiss, with prejudice, these cross-claims. See the description of the Indemnity Settlement below.

    On September 3, 1997, plaintiffs filed a renewed motion they had previously brought seeking remand of the action to the Circuit Court of Choctaw County, Alabama. The Court granted this motion and remanded the action by order dated on November 21, 1997.

    The parties are currently conducting certification discovery.

    The Company and ABTco intend to defend the action vigorously.

    (3) Dunn et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-Price, Inc. and Abitibi-Price Corporation, Docket No. 96-CVS7690, Superior Court of Forsyth County, North Carolina.

    On December 27, 1996, plaintiffs William Dunn and Paul and Teresa Sullivan brought this action on behalf of themselves and a putative class generally composed of all individuals and entities (i) that own or owned property in the United States on which hardboard siding manufactured, distributed, or sold by the Company, ABTco, API or APC has been installed and (ii) that have already suffered (or will suffer within the warranty period) alleged damage because, according to plaintiffs, such siding prematurely rots, buckles, swells, cracks or otherwise deteriorates. Plaintiffs and the putative class are seeking compensatory damages and an award of attorneys' fees. The complaint alleges that the "aggregate amount in controversy is in the millions of dollars classwide." This action has not been certified as a class action. On January 28, 1997, all defendants moved to abate or stay the action. That motion was argued on February 14, 1997. By order signed on February 18, 1997, the court denied the motion to abate but granted the motion to stay, without prejudice for either party to move to reconsider upon the loss of jurisdiction over the Foster Action by the federal and state courts.

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

    On May 23, 1997, all defendants moved to abate or stay the action. By order signed on October 2, 1997, the court denied the motion to abate but granted the motion to stay, provided that in the event the court in the Foster Action shall enter an order decertifying, in whole or in part, the classes and subclasses conditionally certified in that action in such a way that the representative plaintiffs in this action are not represented in that action, the plaintiffs in this action may move for reconsideration of the stay.

    The Company and ABTco intend to defend the action vigorously.

    (5) Fiedler et al. v. ABT Building Products Corporation, ABTco, Inc., Abitibi-Price, Corp. and Abitibi-Consolidated, Inc., Civil Action No. 97-CP-08-1545, Court of Common Pleas of Berkeley County, South Carolina.

    On September 25, 1997, plaintiffs Nancy Fiedler and Daniel Gaines brought this action on behalf of themselves and a putative class composed of all past and present owners of mobile homes who reside or resided in South Carolina and whose mobile homes had compressed wood fiber exterior siding designed, marketed, or manufactured by the Company, ABTco, APC or ACI. Plaintiffs' complaint alleges that defendants' siding is defective and fails to perform as warranted by prematurely deteriorating, rotting, swelling, cracking, splitting, delaminating, absorbing water, warping, bulging and/or buckling under normal conditions and exposure. Plaintiffs' complaint asserts purported claims for breach of express warranty, breach of implied warranty of merchantability, negligence/negligence per se/gross negligence and strict liability in tort. Plaintiffs, on behalf of themselves and the putative class, seek actual, consequential and punitive damages "not to exceed $74,999.00 per class member," and the costs and expenses of the lawsuit. The action has not been certified as a class action.

    On October 29, 1997, defendants removed the action to the United States District Court for the District of South Carolina. On November 5, 1997, defendants served an answer that denies all material allegations of the complaint and asserts affirmative defenses. With consent of defendants, the District Court remanded the case back to the Court of Common Pleas of Berkeley County by order dated December 10, 1997. On February 11, 1998, defendants moved to stay the action and for a stay of discovery. This motion has not yet been fully briefed or decided.

    The Company and ABTco intend to defend the action vigorously.

    (6) Lillis et al. v. Abitibi-Price Corporation and Sunstate Manufactured Homes of Georgia, Inc. d/b/a Peach State Homes, Inc., Case No. 97-18136 CA21, Circuit Court of Dade County, Florida (the "Lillis Action").

    On August 13, 1997, plaintiff Gloria Lillis filed this action in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida against APC and Sunstate Manufactured Homes of Georgia, Inc. The plaintiff alleged that she was suing APC on behalf of herself and a putative class composed of all persons who purchased in the State of Florida a new manufactured home with APC hardboard siding. Plaintiff's complaint alleges that APC's hardboard siding is defective because under normal maintenance it deteriorates, delaminates, disintegrates and has virtually no resistance to moisture. Plaintiff's complaint against APC asserts purported claims for breach of express warranty and a Florida statutory claim for failure satisfactorily to resolve a warranty claim. Plaintiff, on behalf of herself and the putative class, seeks compensatory damages, attorneys' fees, costs and interest.

    On September 17, 1997, defendants removed the action to the United States District Court for the Southern District of Florida. On September 26, 1997, defendant APC filed a motion to dismiss the plaintiff's statutory claim. On October 17, 1997, plaintiff filed a motion to remand the action to the Circuit Court for Dade County, Florida. These motions have not yet been decided. This action is not certified as a class action.

    The Company may have potential liability for this litigation under the terms of the Indemnity Settlement described below.

    (7) Arredondo, et al. v. Masonite Corporation, Abitibi-Price Corporation, MG Building Materials, Inc., and Nu-Air Manufacturing Co., Inc., Cause No. 4571, District Court of Jim Hogg County, Texas (the "Arredondo Action"); and Adams, et al. v. Masonite Corporation, Abitibi-Price Corporation, MG Building Materials, Inc. and Nu-Air Manufacturing Co., Inc., Cause No. 16707, District Court of Duval County, Texas, (the "Adams Action").

    On August 30, 1996, two consolidated actions, the Adams Action, filed in the District Court of Duval County, Texas, and the Arredondo Action, filed in the District Court of Jim Hogg County, Texas, were brought naming APC as a defendant. In the Adams Action, the owners of approximately 140 homes, and in the Arredondo Action, the owners of approximately 30 homes, alleged that they had suffered damages as a result of APC hardboard siding installed on their homes. The complaint in the Adams Action and the complaint in the Arredondo Action are virtually identical and were filed by the same attorney. The plaintiffs in the these actions allege that hardboard siding manufactured by APC is defective and failed to perform to a level reasonably expected for a product of its nature. The plaintiffs in the these actions assert purported claims for negligence and gross negligence, breach of implied warranty of fitness, breach of implied warranty of merchantability, breach of express warranty, negligent misrepresentation, and violation of the Texas deceptive trade practices act. The plaintiffs in the these actions seek actual and exemplary damages, including damages for economic loss and mental anguish, treble damages, costs and interest.

    In both actions, APC filed a motion to transfer venue with respect to the majority of the plaintiffs. The trial court granted APC's motion to transfer, but rather than transfer those plaintiffs to the venue requested by APC, transferred those plaintiffs to the county of their residence. APC sought mandamus and review by the Texas Supreme Court on this issue, and the issue is currently pending before the Texas Supreme Court.

    As a result of the trial court's decision, there are currently three actions pending: the original Arredondo Action, in which the owners of approximately 15 homes have remaining claims against APC; the original Adams Action, in which the owners of approximately 40 homes have remaining claims against APC; and an action in Jim Wells County, Texas, in which it is currently unclear how many plaintiffs have claims against APC. Discovery is proceeding in the Arredondo Action and in the Adams Action.

    The Adams Action and the Arredondo Action are treated as non-class action claims under the Indemnity Settlement as described below for which the Company may have potential liability.

    (8) Indemnity Settlement.

    On June 16, 1997, APC and Abitibi-Price Sales Corporation brought suit against the Company and ABTco in the Supreme Court of the State of New York for the County of Westchester alleging violation of the indemnity and warranty provisions in the asset sale agreement relating to the Acquisition (the "Abitibi Action"). On October 1, 1997, the Company and APC agreed to settle their claims under the Abitibi Action and to dismiss the Abitibi Action with prejudice. Pursuant to the Indemnity Settlement, the Company and APC agreed to an allocation of liability with respect to claims relating to ABT Board (as defined below) and APC Board (as defined below). The following description of the terms of the Indemnity Settlement is general, and is subject to restrictions, qualifications, and additional terms stated in the Indemnity Settlement itself. In general, under the terms of the Indemnity Settlement all amounts paid in settlement or judgment (other than punitive damages if they are assessed against either the Company or APC individually) following the completion of any claims process resolving any class action claim (including consolidated cases involving more than 125 homes owned by named plaintiffs) ("Class Action Damage Amounts") that relate to siding sold by APC prior to October 22, 1992 or held as finished goods inventory by APC on October 22, 1992 ("APC Board") shall be paid 65% by Abitibi and 35% by the Company. Class Action Damage Amounts relating to siding sold by the Company after October 22, 1992 ("ABT Board") shall be paid 100% by the Company. Class Action Damage Amounts that cannot be attributed to either the Company or APC ("Indeterminate Amounts") shall be paid 50% by the Company and 50% by APC.

    Total amounts paid for joint local counsel and other joint expenses, for Class Action Damage Amounts, and for plaintiffs' attorneys' fees and expenses (collectively "Final Class Action Costs") are to be apportioned according to the Company's and APC's proportional share of the Class Action Damage Amounts, including the Indeterminate Amounts (the "Proportional Share").

    All joint costs of defending and disposing of class action claims incurred prior to the final determination of what portion of claims relate to APC Board and what portion relate to ABT Board ("Preliminary Class Action Costs") are to be paid 50% by the Company and 50% by APC, with provisions for adjustment if either the Company's or APC's Proportional Share exceeds 60% of the Final Class Action

  Costs. In the event any class action claim involves only ABT Board, the Company shall pay 100% of the Preliminary Class Action Costs. In the event any class action claim involves only APC Board, APC shall pay 65% and the Company shall pay 35% of the Preliminary Class Action Costs.

    Under the terms of the Indemnity Settlement, with respect to non-class action claims relating to APC Board, the Company is responsible for the first $100,000 in each calendar year of all amounts paid for settlements, judgments and associated fees and expenses of local outside counsel. APC and the Company are each responsible for 50% of such amounts in excess of $100,000 per year up to $5,000 with respect to individual claims. APC is responsible for 100% of amounts in excess of $5,000 with respect to individual claims. The Adams Action and the Arredondo Action are treated as Non-Class Action Claims under the Indemnity Settlement. With respect to Non-Class Action Claims relating to ABT Board, the Company shall pay 100% of any amounts paid for settlements, judgments and associated fees and expenses of local outside counsel representing the parties in the jurisdictions where litigation or arbitration involving such claims is pending.

    The Company believes that its exterior hardboard siding products are free of defects and, when properly installed and maintained, are suitable for their intended purposes and meet all applicable legal standards. The Company believes that it has substantial defenses to the claims asserted by the representative plaintiffs on behalf of themselves and the conditionally certified class and the putative classes in the Hardboard Siding Class Actions. The Company and ABTco intend to defend vigorously those actions in which they are named as defendants. Nevertheless, the litigations are in preliminary stages. Given the uncertainties inherent in litigation, it is possible that some or all of the Hardboard Siding Class Actions, the Adams Action or the Arredondo Action could be decided against the Company, ABTco, APC, API or ACI in whole or in part. It is also possible that additional actions or class actions could be brought against the Company, ABTco, API, APC or ACI in connection with hardboard siding manufactured, distributed or sold by them. Should the Company, ABTco, API, APC or ACI ultimately be found liable in these actions to individual plaintiffs, members of the conditionally certified class or the putative classes, or to any future plaintiff, the damages could materially and adversely affect the Company's business, financial condition and results of operations. The Company is not able to estimate or predict the amount of such ultimate liability, if any, and accordingly, the Company has made no reserve provisions in its consolidated financial statements (other than standard warranty accruals). Even if the Company and ABTco are not ultimately found to be liable in any of these actions, the financial and business burdens of defending prolonged and expensive litigation or of any settlement could materially and adversely affect the Company's business, financial condition and results of operation.

    In addition, the Company is a party to various other legal proceedings arising in the ordinary course of business, none of which, in management's opinion, are expected to have a material adverse effect on the Company's operating results or financial condition.

(12) RELATED-PARTY TRANSACTIONS

  The Company entered into an agreement with Kohlberg & Co. to provide management services for an annual fee of $95,000, plus out-of-pocket expenses. Payments under this agreement for the years ended December 31, 1995, 1996 and 1997 were approximately $114,000, $103,000 and $118,000, respectively.

(13) SUPPLEMENTAL CASH FLOW DISCLOSURE

  In addition to the information provided in the Statements of Cash Flows, the following is a supplemental disclosure of cash flow information for the years ended December 31, 1995, 1996 and 1997 (in thousands):

                                                           1995    1996   1997
                                                          ------- ------ ------
   Cash paid during year for--
     Interest............................................ $ 4,834 $8,017 $9,303
     Income taxes........................................  10,833  7,124  7,483

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

  (in thousands, except per share data.)

                          FIRST QUARTER  SECOND QUARTER   THIRD QUARTER  FOURTH QUARTER
                         --------------- --------------- --------------- ---------------
                          1996    1997    1996    1997    1996    1997    1996    1997
                         ------- ------- ------- ------- ------- ------- ------- -------
Net sales............... $74,362 $77,023 $82,549 $88,396 $88,435 $87,516 $75,056 $68,879
Gross profit............  21,062  24,449  24,469  27,387  26,456  24,381  21,064  20,522
Operating income........  10,880  11,356  12,577   3,805  13,209  11,009   7,776   6,922
Net income..............   5,481   6,154   6,552   1,149   6,894   5,255   4,225   2,932
Net income per common share
  Basic.................     .53     .58     .63     .11     .66     .50     .40     .28
  Diluted...............     .48     .53     .57     .10     .60     .46     .36     .26

(15) CONCENTRATION OF BUSINESS/GEOGRAPHIC INFORMATION

  The Company's operations involve a single industry segment; the design, manufacture, sale and support of building products. One customer accounts for 11% of net sales for the year ended December 31, 1997.

  The following table provides summary information for the years ended December 31, 1995, 1996 and 1997
(in millions):

                                                            1995   1996   1997
                                                           ------ ------ ------
   Revenues
     U.S. Operations...................................... $192.6 $233.6 $221.6
     Canadian Operations..................................   47.5   86.8  100.2
                                                           ------ ------ ------
       Total Revenues.....................................  240.1  320.4  321.8
                                                           ====== ====== ======
   Operating Income
     U.S. Operations......................................   31.6   38.1   28.0
     Canadian Operations..................................    1.4    6.3    5.1
                                                           ------ ------ ------
       Total Operating Income.............................   33.0   44.4   33.1
                                                           ====== ====== ======
   Assets
     U.S. Operations......................................  156.5  193.4  237.3
     Canadian Operations..................................   54.3   66.9   71.9
                                                           ------ ------ ------
       Total Assets....................................... $210.8 $260.3 $309.2
                                                           ====== ====== ======

(16) EARNINGS PER SHARE

  Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the years ended December 31, 1995, 1996 and 1997, the effect of potentially dilutive stock options was 940,000, 1,086,000 and 1,031,000, respectively. The Company had additional outstanding stock options of 1,322,160, 250,604 and 917,823 as of December 31, 1995, 1996 and 1997,
respectively, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

  In 1997, the Company adopted SFAS No. 128, "Earnings per Share", effective December 15, 1997. As a result, the Company's reported earnings per share for 1995 and 1996 were restated. The effect of this accounting change on previously reported earnings per share (EPS) data was as follows:

                                                                    1995  1996
                                                                    ----- -----
   Per Share amounts:
   Primary EPS as reported......................................... $1.42 $2.01
   Effect of SFAS No. 128..........................................   .12   .21
                                                                    ----- -----
   Basic EPS as restated........................................... $1.54 $2.22
                                                                    ===== =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Shareholders to be held on May 5, 1998.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Shareholders to be held on May 5, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Shareholders to be held on May 5, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Shareholders to be held on May 5, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) Financial Statement, Financial Statement Schedules and Exhibits

  1. Financial Statements

    Consolidated Balance Sheets as of December 31, 1996 and 1997
    Consolidated Statements of Operations for the Years Ended December 31, 1995, 1996 and 1997
    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995, 1996 and 1997
    Consolidated Statements of Cash Flow for the Years Ended December 31, 1995, 1996 and 1997
    Notes to Consolidated Financial Statements

  2. Financial Statement Schedules

     Schedule II--Valuation and Qualifying Accounts

  3. Exhibits

  All Exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission.

 EXHIBIT
   NO.                           DESCRIPTION OF EXHIBITS
 -------                         -----------------------
  3.1    Amended and Restated Certificate of Incorporation of ABT Building
         Products Corporation, as amended to date (incorporated by reference to
         Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File
         No. 33-61676)).
  3.2    Amended and Restated By-Laws of ABT Building Products Corporation
         (incorporated by reference to Exhibit 3.2 to the Company's
         Registration Statement on Form S-1 (File No. 33-61676)).
  4.1    Form of certificate representing shares of the Common Stock of the
         Company (incorporated by reference to Exhibit 4.1 to the Company's
         Registration Statement on Form S-1 (File No. 33-61676)).
  4.2    Letter from the Company to the Securities and Exchange Commission agreeing to file certain debt instruments.
 10.1    Asset Purchase Agreement, dated September 25, 1992, by and between
         Abitibi-Price Corporation ("APC") and the Company (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
         Form S-1 (File No. 33-61676)).
 10.2    First Amendment to Asset Purchase Agreement, dated as of October 16,
         1992, by and between APC and the Company (incorporated by reference to
         Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File
         No. 33-61676)).
 10.3    Amended and Restated Escrow Agreement, dated December 15, 1993, among
         APC, the Company and NBD Bank, N.A. (incorporated by reference to
         Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File
         No. 33-73732)).
 10.4    IWA Labor Contract Assumption Agreement, dated as of October 20, 1992, by and between Local III-260, International Woodworkers of America,
         AFL-CIO-CLC and ABT (incorporated by reference to Exhibit 10.4 to the
         Company's Registration Statement on Form S-1 (File No. 33-61676)).
 10.5    USW Labor Contract Assumption Agreement, dated as of October 20, 1992, by and between Local 7923 of the United Steelworkers of America, AFL-
         CIO and ABT (incorporated by reference to Exhibit 10.5 to the
         Company's Registration Statement on Form S-1 (File No. 33-61676)).

 EXHIBIT
   NO.                           DESCRIPTION OF EXHIBITS
 -------                         -----------------------
 10.6    Trademark License Agreement, dated as of October 20, 1992, by and between APC and ABT (incorporated by reference to Exhibit 10.6 to the
         Company's Registration Statement on Form S-1 (File No. 33-61676)).
 10.7    Stockholders Agreement, among the Company, KABT Acquisition Company,
         L.P. and KABT II Acquisition Company, L.P., George T. Brophy, Richard
         E. Parker, William J. Adams, and others dated as of October 20, 1992
         (incorporated by reference to Exhibit 10.7 to the Company's
         Registration Statement on Form S-1 (File No. 33-61676)).
 10.8    ABT Building Products Corporation Amended and Restated Stock Option
         Plan (adopted April 22, 1993 (incorporated by reference to Exhibit
         10.8 to the Company's Registration Statement on Form S-1 (File No. 33-
         61676)).
 10.9    ABT Building Products Corporation--1994 Director Stock Option Plan
         (incorporated by reference to Exhibit 4(c) to the Company's
         Registration Statement on Form S-8 (File No. 33-82606)).
 10.10   Employment Agreement between the Company and George T. Brophy, dated as of October 20, 1992 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 33-61676)).
 10.11   ABT Building Products Corporation--1994 Employee Stock Option Plan
         (incorporated by reference to Exhibit 4(c) to the Company's
         Registration Statement on Form S-8 (File No. 33-82606)).
 10.13   Amended and Restated Revolving and Term Credit Agreement, dated as of
         July 13, 1995, between the Company and Coamerica Bank, as agent
         (incorporated by reference to Exhibit 10.13 to the Company's Annual
         Report Form 10-K for the year ended December 31, 1995 (File No. 0-
         21856)).
 10.14   Summary of ABT Building Products Corporation Bonus Plan (adopted April
         22, 1993) (incorporated by reference to Exhibit 10.14 to the Company's
         Registration Statement on Form S-1 (File No. 33-61676)).
 10.15   Labor Agreement between ABTco Inc., Alpena Plant and Local III-
         26010.15 International Woodworkers of America AFL-CIO-CLC, 1992-1996
         Contract (incorporated by reference to Exhibit 10.15 to the Company's
         Registration Statement on Form S-1 (File No. 33-61676)).
 10.16   Labor Agreement between Abitibi-Price Corporation Building Products
         Group, Alpena Plant and United Steelworkers of America Local 7923 AFL-
         CIO, 1992-1996 Contract (incorporated by reference to Exhibit to the
         Company's Registration Statement on Form S-1 (File No. 33-61676)).
 10.17   Settlement Agreement between ABT Building Products Corporation and APC
         (incorporated by reference to Exhibit 10.17 to the Company's
         Registration Statement on Form S-1(File No. 33-61676)).
 10.18   Asset Purchase Agreement, dated as of January 26, 1994, between
         Canadian Pacific Forest Products Limited and ABT Building Products
         Canada, Limited (incorporated by reference to Exhibit 10.18 to the
         Company's Registration Statement on Form S-1 (File No. 33-73732)).
 10.19   Asset Purchase Agreement, dated as of May 5, 1995, between EMCO
         Limited and ABT Building Products Canada, Limited (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K
         dated June 14, 1995 (File No. 0-21856)).
 10.20   Consent Judgement between the Company and the Michigan Department of
         Natural Resources (incorporated by reference to Exhibit 10.1 to the
         Company's Quarterly Report for the Quarter Ended September 30, 1995
         (File No. 0-21856)).
 10.21   Equipment Purchase Contract between the Company and J.M. Voith
         Aktiengesselschaft. (incorporated by reference to Exhibit 10.21 to the
         Company's Annual Report Form 10-K for the year ended December 31, 1995
         (File No. 0-21856)).
 10.22   Form of Indemnification Agreement Between the Company and its
         Directors and Officers. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report Form 10-K for the year ended December 31,
         1995 (File No. 0-21856)).

 EXHIBIT
   NO.                           DESCRIPTION OF EXHIBITS
 -------                         -----------------------
 10.23   ABT Building Products Corporation Executive Severance Policy
         (incorporated by reference to Exhibit 10.23 to the Company's Annual
         Report Form 10-K for the year ended December 31, 1995 (File No.
         0-21856)).
 10.24   Third Amended and Restated Credit Agreement, dated as of March 11,
         1997, among the Company, ABTco, Inc., ABT Canada, Ltd., Kentech
         Plastics, Inc., Coamerica Bank as agent, First Union National Bank of
         North Carolina as documentation agent, Harris Trust and Savings Bank as syndication agent and other banks named therein.
 10.25   First Amendment to Third Amended and Restated Credit Agreement, dated as of February 2, 1998, among the Company, ABTco, Inc., ABT Canada,
         Ltd., Coamerica Bank as agent, Creditanstalt A.G., First Union
         National Bank of North Carolina, Harris Trust and Savings Bank,
         National City Bank, Bank One Wisconsin, Firstar Bank Milwaukee, N.A.,
         Lasalle National Bank, and U.S. Bank National Association.
 10.26   Consulting Agreement, dated December 3, 1997, between the Company and
         Michael A. Lupo.
 10.27   Consulting Agreement, dated June 30, 1997, between the Company and
         George T. Brophy.
 10.28   Consulting Agreement, dated October 1, 1997, between the Company and
         J. Phillipe Latreille.
 10.29   Labor Agreement between ABT's Canexel Hardboard Division and
         Communications, Energy and Papermakers Union of Canada, dated December
         17, 1997.
 10.30   Labor Agreement between ABT's Acton plant and United Steelworkers of
         America, dated February 28, 1997.
 10.31   Labor Agreement between ABT's Alpen plant and Woodworkers Lodge W260
         IAM, dated August
         30, 1996.
 11.1    Statement re computation of per share earnings.
 21.1    List of subsidiaries of the Company.
 24.1    Power of Attorney.
 27.1    Financial Data Schedule.

 (b) Reports on Form 8-K:

  No reports on Form 8-K have been filed by the Registrant during the last quarter of the fiscal year ended December 31, 1997.

  As of the date of the filing of this Annual Report on Form 10-K no proxy materials have been furnished to security holders. Copies of all proxy materials will be sent to the Commission in compliance with its rules.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN NEENAH, WISCONSIN, ON THIS 20TH DAY OF MARCH, 1998.

                                          ABT Building Products Corporation

                                          By:
                                             ----------------------------------
                                                    GEORGE T. BROPHY
                                           (CHAIRMAN OF THE BOARD OF DIRECTORS
                                              AND CHIEF EXECUTIVE OFFICER)

  WE, THE UNDERSIGNED OFFICERS AND DIRECTORS OF ABT BUILDING PRODUCTS CORPORATION, HEREBY SEVERALLY CONSTITUTE GEORGE T. BROPHY, AND JOSEPH P. O'NEILL, AND EACH OF THEM SINGLY, OUR TRUE AND LAWFUL ATTORNEYS WITH FULL POWER TO THEM, AND EACH OF THEM SINGLY, TO SIGN FOR US AND IN OUR NAMES IN THE CAPACITIES INDICATED BELOW, ANY AND ALL REPORTS, WITH ALL EXHIBITS THERETO AND ANY AND ALL DOCUMENTS IN CONNECTION THEREWITH, AND GENERALLY DO ALL SUCH THINGS IN OUR NAME AND ON OUR BEHALF IN SUCH CAPACITIES TO ENABLE ABT BUILDING PRODUCTS CORPORATION TO COMPLY WITH THE APPLICABLE PROVISIONS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND ALL REQUIREMENTS OF THE SECURITIES EXCHANGE COMMISSION, AND WE HEREBY RATIFY AND CONFIRM OUR SIGNATURES AS THEY MAY BE SIGNED BY OUR SAID ATTORNEYS, OR EITHER OF THEM, TO ANY AND ALL SUCH AMENDMENTS.

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                        TITLE                 DATE

    /s/ George T. Brophy               Chairman of the          March 20, 1998
-------------------------------------   Board and Chief
          GEORGE T. BROPHY              Executive Officer
                                        (Principal
                                        Executive Officer)

    /s/ Joseph P. O'Neill              Vice President and
-------------------------------------   Chief
          JOSEPH P. O'NEILL             Financial Officer (Principal
                                        Financial Officer)
                                                                March 20, 1998



    /s/ Samuel P. Frieder              Director                 March 20, 1998
-------------------------------------
          SAMUEL P. FRIEDER

    /s/ James A. Kohlberg              Director                 March 20, 1998
-------------------------------------
          JAMES A. KOHLBERG

    /s/ George W. Peck IV              Director                 March 20, 1998
-------------------------------------
          GEORGE W. PECK IV

    /s/ Warner C. Frazier              Director                 March 20, 1998
-------------------------------------
          WARNER C. FRAZIER

    /s/ Nelson J. Rohrbach             Director                 March 20, 1998
-------------------------------------
         NELSON J. ROHRBACH

    /s/ W. Dexter Paine, III           Director                 March 20, 1998
-------------------------------------
        W. DEXTER PAINE, III

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ABT Building Products Corporation:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of ABT Building Products Corporation and Subsidiaries (the "Company") included in this Form 10-K and have issued our report thereon dated January 20, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on the index on page 26 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                       /s/ Arthur Andersen LLP
                                       Arthur Andersen LLP

Chicago, Illinois, January 20, 1998

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         ACCOUNTS RECEIVABLE ALLOWANCES
                                 (IN THOUSANDS)

                                            FOR THE YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                              1995        1996        1997
                                           ----------  ----------  -----------
Balance, beginning of period.............. $    1,433  $    2,452  $     5,030
Provision for discounts and allowances....      7,948      12,014       16,282
Discounts and allowances taken............     (6,929)     (9,436)     (15,009)
                                           ----------  ----------  -----------
Balance, end of period.................... $    2,452  $    5,030  $     6,303
                                           ==========  ==========  ===========

                                 EXHIBIT INDEX

 EXHIBIT
   NO.   DESCRIPTION OF EXHIBITS
 ------- -----------------------
  3.1    Amended and Restated Certificate of Incorporation of ABT Building
         Products Corporation, as amended to date (incorporated by reference to
         Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File
         No. 33-61676)).
  3.2    Amended and Restated By-Laws of ABT Building Products Corporation
         (incorporated by reference to Exhibit 3.2 to the Company's
         Registration Statement on Form S-1 (File No. 33-61676)).
  4.1    Form of certificate representing shares of the Common Stock of the
         Company (incorporated by reference to Exhibit 4.1 to the Company's
         Registration Statement on Form S-1 (File No. 33-61676)).
  4.2    Letter from the Company to the Securities and Exchange Commission agreeing to file certain debt instruments.
 10.1    Asset Purchase Agreement, dated September 25, 1992, by and between
         Abitibi-Price Corporation ("APC") and the Company (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
         Form S-1 (File No. 33-61676)).
 10.2    First Amendment to Asset Purchase Agreement, dated as of October 16,
         1992, by and between APC and the Company (incorporated by reference to
         Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File
         No. 33-61676)).
 10.3    Amended and Restated Escrow Agreement, dated December 15, 1993, among
         APC, the Company and NBD Bank, N.A. (incorporated by reference to
         Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File
         No. 33-73732)).
 10.4    IWA Labor Contract Assumption Agreement, dated as of October 20, 1992, by and between Local III-260, International Woodworkers of America,
         AFL-CIO-CLC and ABT (incorporated by reference to Exhibit 10.4 to the
         Company's Registration Statement on Form S-1 (File No. 33-61676)).
 10.5    USW Labor Contract Assumption Agreement, dated as of October 20, 1992, by and between Local 7923 of the United Steelworkers of America, AFL-
         CIO and ABT (incorporated by reference to Exhibit 10.5 to the
         Company's Registration Statement on Form S-1 (File No. 33-61676)).
 10.6    Trademark License Agreement, dated as of October 20, 1992, by and between APC and ABT (incorporated by reference to Exhibit 10.6 to the
         Company's Registration Statement on Form S-1 (File No. 33-61676)).
 10.7    Stockholders Agreement, among the Company, KABT Acquisition Company,
         L.P. and KABT II Acquisition Company, L.P., George T. Brophy, Richard
         E. Parker, William J. Adams, and others dated as of October 20, 1992
         (incorporated by reference to Exhibit 10.7 to the Company's
         Registration Statement on Form S-1 (File No. 33-61676)).
 10.8    ABT Building Products Corporation--Amended and Restated Stock Option
         Plan (adopted April 22, 1993 (incorporated by reference to Exhibit
         10.8 to the Company's Registration Statement on Form S-1 (File No. 33-
         61676)).
 10.9    ABT Building Products Corporation--1994 Director Stock Option Plan
         (incorporated by reference to Exhibit 4(c) to the Company's
         Registration Statement on Form S-8 (File No. 33-82606)).
 10.10   Employment Agreement between the Company and George T. Brophy, dated as of October 20, 1992 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 33-61676)).
 10.11   ABT Building Products Corporation--1994 Employee Stock Option Plan
         (incorporated by reference to Exhibit 4(c) to the Company's
         Registration Statement on Form S-8 (File No. 33-82606)).
 10.13   Amended and Restated Revolving and Term Credit Agreement, dated as of
         July 13, 1995, between the Company and Coamerica Bank, as agent
         (incorporated by reference to Exhibit 10.13 to the Company's Annual
         Report Form 10-K for the year ended December 31, 1995 (File No. 0-
         21856)).
 10.14   Summary of ABT Building Products Corporation Bonus Plan (adopted April
         22, 1993) (incorporated by reference to Exhibit 10.14 to the Company's
         Registration Statement on Form S-1 (File No. 33-61676)).

 EXHIBIT
   NO.   DESCRIPTION OF EXHIBITS
 ------- -----------------------
 10.15   Labor Agreement between ABTco Inc., Alpena Plant and Local III-
         26010.15 International Woodworkers of America AFL-CIO-CLC, 1992-1996
         Contract (incorporated by reference to Exhibit 10.15 to the Company's
         Registration Statement on Form S-1 (File No. 33-61676)).
 10.16   Labor Agreement between Abitibi-Price Corporation Building Products
         Group, Alpena Plant and United Steelworkers of America Local 7923 AFL-
         CIO, 1992-1996 Contract (incorporated by reference to Exhibit to the
         Company's Registration Statement on Form S-1 (File No. 33-61676)).
 10.17   Settlement Agreement between ABT Building Products Corporation and APC
         (incorporated by reference to Exhibit 10.17 to the Company's
         Registration Statement on Form S-1(File No. 33-61676)).
 10.18   Asset Purchase Agreement, dated as of January 26, 1994, between
         Canadian Pacific Forest Products Limited and ABT Building Products
         Canada, Limited (incorporated by reference to Exhibit 10.18 to the
         Company's Registration Statement on Form S-1 (File No. 33-73732)).
 10.19   Asset Purchase Agreement, dated as of May 5, 1995, between EMCO
         Limited and ABT Building Products Canada, Limited (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K
         dated June 14, 1995 (File No. 0-21856)).
 10.20   Consent Judgement between the Company and the Michigan Department of
         Natural Resources (incorporated by reference to Exhibit 10.1 to the
         Company's Quarterly Report for the Quarter Ended September 30, 1995
         (File No. 0-21856)).
 10.21   Equipment Purchase Contract between the Company and J.M. Voith
         Aktiengesselschaft. (incorporated by reference to Exhibit 10.21 to the
         Company's Annual Report Form 10-K for the year ended December 31, 1995
         (File No. 0-21856)).
 10.22   Form of Indemnification Agreement Between the Company and its
         Directors and Officers. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report Form 10-K for the year ended December 31,
         1995 (File No. 0-21856)).
 10.23   ABT Building Products Corporation Executive Severance Policy
         (incorporated by reference to Exhibit 10.23 to the Company's Annual
         Report Form 10-K for the year ended December 31, 1995 (File No.
         0-21856)).
 10.24   Third Amended and Restated Credit Agreement, dated as of March 11,
         1997, among the Company, ABTco, Inc., ABT Canada, Ltd., Kentech
         Plastics, Inc., Coamerica Bank as agent, First Union National Bank of
         North Carolina as documentation agent, Harris Trust and Savings Bank as syndication agent and other banks named therein.
 10.25   First Amendment to Third Amended and Restated Credit Agreement, dated as of February 2, 1998, among the Company, ABTco, Inc., ABT Canada,
         Ltd., Coamerica Bank as agent, Creditanstalt A.G., First Union
         National Bank of North Carolina, Harris Trust and Savings Bank,
         National City Bank, Bank One Wisconsin, Firstar Bank Milwaukee, N.A.,
         Lasalle National Bank, and U.S. Bank National Association.
 10.26   Consulting Agreement, dated December 3, 1997, between the Company and
         Michael A. Lupo.
 10.27   Consulting Agreement, dated June 30, 1997, between the Company and
         George T. Brophy.
 10.28   Consulting Agreement, dated October 1, 1997, between the Company and
         J. Phillipe Latreille.
 10.29   Labor Agreement between ABT's Canexel Hardboard Division and
         Communications, Energy and Paperworkers Union of Canada, dated
         December 17, 1997.
 10.30   Labor Agreement between ABT's Acton plant and United Steelworkers of
         America, dated February 28, 1997.
 10.31   Labor Agreement between ABT's Alpina plant and Woodworkers Lodge W260
         IAM, dated August 30, 1996.
 11.1    Statement re computation of per share earnings.
 21.1    List of subsidiaries of the Company.
 23.1    Report of Independent Public Accountants.
 24.1    Power of Attorney (contained on page 53 of the 10-K).
 27.1    Financial Data Schedule.