Form 10-Q
period 1998-03-31
ABT BUILDING PRODUCTS CORP
filed 1998-05-13
CIK 902476

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                               ------------------

                    For Quarterly Period Ended March 31, 1998
                         Commission File Number 0-21856

                        ABT BUILDING PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                           13-3684348
--------------------------------------             -----------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)


                   One Neenah Center, Neenah, Wisconsin 54956
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (920) 751-8611
                                                     ---------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
           the past 90 days.  Yes  X      No
                                  ----       ----

As of the close of business on May13,1998, the registrant had outstanding
   10,674,160 shares of Common Stock.

               ABT BUILDING PRODUCTS CORPORATION and Subsidiaries

                                      INDEX


Part I:  Financial Statements                                                   Page Number
------------------------------                                                  -----------
           Unaudited Balance Sheets as of December 31, 1997
           and March 31, 1998                                                        3


           Unaudited Statements of Income for the three
           months ended March 31, 1997 and March 31, 1998                            4

           Unaudited Statements of Cash Flows for the three months
           ended March 31, 1997 and March 31, 1998                                   5

           Condensed Notes to Unaudited Financial
           Statements                                                           6 - 18


           Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       19 - 23


Part II:  Other Information                                                         24
---------------------------

           Signature Page                                                           25

              ABT Building Products Corporation and Subsidiaries
                                Balance Sheets
                                (In thousands)


                                                  December 31, 1997                 March 31, 1998
                                                  -----------------                 --------------
                                                                                      (unaudited)
                Assets
CURRENT ASSETS
    Cash and cash equivalents                         $       329                    $         31
    Accounts receivable, less allowances of
    $6,303 and $4,725, respectively                        29,395                          49,135
    Inventories                                            57,682                          62,406
    Prepaid expenses                                        5,305                           7,177
    Deferred tax assets                                     1,313                           1,559
                                                     --------------                 --------------
    Total Current Assets                                   94,024                         120,308
                                                     --------------                 --------------

PROPERTY, PLANT AND EQUIPMENT
     Land                                                   4,063                           4,133
     Buildings and improvements                            44,153                          44,153
     Machinery and equipment                              168,071                         167,719
     Furniture and fixtures                                 5,227                           5,241
     Construction in progress                              18,140                          21,170
                                                     --------------                 --------------
                                                          239,654                         242,416
     Less accumulated depreciation                        (42,660)                        (46,448)
                                                     --------------                 --------------
     Net property, plant and equipment                    196,994                         195,968


OTHER ASSETS, Net                                           9,917                          11,063

GOODWILL,  Net                                              8,297                           8,170
                                                     --------------                 --------------
     Total Assets                                     $   309,232                    $    335,509
                                                     ==============                 ==============

                Liabilities & Stockholders' Equity

CURRENT LIABILITIES
     Current maturities of long-term debt             $    12,501                    $     12,500
     Accounts payable                                      14,467                          13,657
     Accrued expenses                                      11,373                          19,274
                                                     --------------                 --------------
     Total Current Liabilities                             38,341                          45,431

LONG-TERM  DEBT                                           120,410                         135,102
OTHER LONG TERM LIABILITIES                                 7,279                           7,440
DEFERRED INCOME TAXES                                      18,361                          18,884

STOCKHOLDERS' EQUITY
     Common stock                                             122                             122
     Additional paid-in capital                            59,926                          59,701
     Cumulative translation adjustment                     (1,556)                         (1,313)
     Retained earnings                                     92,127                          94,923
       Less treasury shares                               (25,778)                        (24,781)
                                                     --------------                 --------------
       Total Stockholders' Equity                         124,841                         128,652
                                                     --------------                 --------------


     Total Liabilities and Stockholders' Equity       $   309,232                    $    335,509
                                                     ==============                 ==============

               See accompanying notes to the financial statements

              ABT Building Products Corporation and Subsidiaries
                       Statements of Income (unaudited)
                     (In thousands, except per share data)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          1997                 1998
                                                      -------------        -------------
NET SALES                                             $     77,023         $     75,701

COST OF SALES                                               52,574               56,743
                                                      -------------        -------------

                      Gross Profit                          24,449               18,958

SELLING, GENERAL AND
               ADMINISTRATIVE EXPENSES                      13,093               12,047
                                                      -------------        -------------

                      Operating Income                      11,356                6,911

OTHER INCOME (EXPENSE)                                      (1,331)              (2,402)
                                                      -------------        -------------

                      Income before income taxes            10,025                4,509

PROVISION FOR INCOME TAXES                                   3,871                1,713
                                                      -------------        -------------

                      Net income                      $      6,154         $      2,796
                                                      =============        =============

INCOME PER COMMON SHARE
                      BASIC                           $       0.58         $       0.26
                                                      =============        =============
                      DILUTED                         $       0.53         $       0.25
                                                      =============        =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                      BASIC                                 10,526               10,623
                                                      =============        =============
                      DILUTED                               11,701               11,388
                                                      =============        =============

               See accompanying notes to the financial statements

              ABT Building Products Corporation and Subsidiaries
                           Statements of Cash Flows
                                (in thousands)

                                                                                Three Months Ended
                                                                                      March 31,

                                                                               1997                1998
                                                                          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                    $6,154              $2,796
Adjustments to reconcile net income to net cash provided by
        (used in) operating activities-
        Depreciation and amortization                                          3,749               4,770
        Deferred income taxes                                                  1,036                 277
        Cumulative translation adjustment                                      (341)                243

        Changes in certain assets and liabilities-
             Accounts receivable                                             (15,248)            (19,740)
             Inventories                                                      (8,649)             (4,724)
             Other assets                                                     (2,012)             (3,069)
             Accounts payable and accrued expenses                             9,540               7,252
                                                                          -----------         -----------
                  Net cash provided by (used in) operating activities         (5,771)            (12,195)
                                                                          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                         (17,817)             (3,566)
                                                                          -----------         -----------
                  Net cash used in investing activities                      (17,817)             (3,566)
                                                                          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit                                              25,134              14,691
  Exercise of stock options                                                      (69)                772
                                                                          -----------         -----------
                  Net cash provided by financing activities                   25,065              15,463
                                                                          -----------         -----------

                  Net increase (decrease) in cash                              1,477                (298)

Cash and Cash equivalents, beginning of period                                    24                 329
                                                                          -----------         -----------
Cash and Cash equivalents, end of period                                      $1,501                 $31
                                                                          ===========         ===========

              See accompanying notes to the financial statements

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(1)  GENERAL

           The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company (as defined below). Results on the interim basis are not necessarily indicative of results which may be expected for the full year.

(2)  BASIS OF PRESENTATION

           The consolidated balance sheets at December 31, 1997, and March 31, 1998, and the consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1998, include the accounts of ABT BUILDING PRODUCTS CORPORATION, a Delaware corporation ("ABT"), and its wholly owned subsidiaries ABTCO, Inc. ("ABTCO") and ABT Canada, Limited ("ABT Canada") (collectively referred to as the "Company").

           In April 1998, the AICPA issued Statement of Position 98-5 " Reporting on Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires non-government entities to expense start-up costs, including organization costs, as incurred. SOP 98-5 is effective for financial statements for periods beginning after December 15, 1998 (the Company's fiscal year beginning January 1, 1999). When adopted, all capitalized start-up costs must be expensed and recorded as a change in accounting principle. The Company has approximately $2.9 million of capitalized start-up costs recorded on its balance sheet as of March 31, 1998. The Company is studying the potential impact of the SOP 98-5 and has not decided when it will adopt the new standard.

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(3)  INVENTORIES

           Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory costs include material, labor, and manufacturing overhead (in thousands).

                                               December 31,    March 31,
                                                   1997          1998
                                               ------------    ---------

 Finished products and work in
     process                                   $     38,935    $  44,955
  Raw materials                                       9,560        8,623
  Operating parts and supplies                        9,187        8,828
                                               ============    =========
                                               $     57,682    $  62,406
                                               ============    =========
 (4)   LONG-TERM DEBT

           Long-term debt as of December 31, 1997, and March 31, 1998, consisted of the following (in thousands):

                                                  December 31, March 31,
                                                     1997        1998
                                                  -----------  ---------
  Total debt---
      Revolving line of credit                    $  80,675    $  97,200
      Term loans                                     40,625       37,500
      Mississippi Business Finance Corp. Bonds:

            Series 1997A                              1,000        1,000
            Series 1997B                             10,610       11,902
      Capital lease obligations                           1         --
                                                  ----------   ----------
                                                    132,911      147,602
  Less---current maturities                         (12,501)     (12,500)
                                                  ==========   ==========
           Total long-term debt                   $ 120,410    $ 135,102
                                                  ==========   ==========

           On April 1, 1997 the Company entered into a loan agreement with the Mississippi Business Finance Corporation for the issuance of $1 million Variable Rate Demand Revenue Bonds (Series 1997A) and $16.5 million Taxable Variable Rate Demand Revenue Bonds (Series 1997B) to finance the acquisition and retrofitting of a vinyl siding manufacturing facility in Holly Springs, Mississippi. The bonds bear interest rates determined weekly by the remarketing agent. The interest rates at March 31, 1998 were 3.90% and 5.65%, respectively. The bonds mature on April 1, 2022 and are backed by Irrevocable Letters of Credit issued under the Company's Revolving Credit Agreement. The amounts included in total debt reflect drawings against the proceeds of the issued amount of the bonds.

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(5)  STOCKHOLDERS' EQUITY

           In 1998 the Company adopted Statement of Financial Accounting Standards "SFAS" No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the notes to the condensed consolidated financial statements for interim reporting purposes.

           Total Comprehensive Income for the three months ended March 31, 1997 and 1998 was as follows:

                                            1997       1998
                                          --------   --------

      Net Income                          $ 6,154    $ 2,796
      Cumulative Translation Adjustment      (341)       243
                                          --------   --------
      Total Comprehensive Income          $ 5,813    $ 3,039
                                          --------   --------

           Commencing in the third quarter of 1994, the Board of Directors authorized the repurchase of up to 2,200,000 shares of the Company's Common Stock in open market transactions. At March 31, 1998, the Company had repurchased 1,552,000 shares for a total cost of $24,780,690 (net of shares reissued). The cost to repurchase the treasury shares has been recorded as a reduction of stockholders' equity.

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

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation

      The Company and ABTco have been named as defendants in a class action and five separate putative class actions (the "Hardboard Siding Actions") arising from hardboard siding manufactured, distributed, or sold by them or by Abitibi-Price Corporation ("APC"), Abitibi-Price, Inc. ("API") or Abitibi-Consolidated, Inc. ("ACI"). APC, API, and ACI have also been named as defendants in these actions, and APC has been named a defendant in certain other actions, which may result in liability for the Company under the terms of the Indemnity Settlement as described below:

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

      The Company and ABTco intend to defend the action vigorously.

      (2) Foster et al. v. ABTco, Inc., ABT Building Products Corporation,
          -------------    -----------------------------------------------
Abitibi-Price, Inc. and Abitibi-Price Corporation, Docket No. CV-95-151 M,
--------------------------------------------------
Circuit Court for Choctaw County, Alabama (the "Foster Action").

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

      On December 22, 1995, this action was conditionally certified as a class action by ex parte order.
          -- -----

      On January 23, 1996, defendants removed the action to the United States District Court for the Southern District of Alabama. By order dated November 21, 1977, that Court remanded the action to the Circuit Court of Choctaw County, Alabama, where it is currently pending. On October 31, 1996, defendants filed an answer that denies all material allegations of the amended complaint and asserts affirmative defenses.

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

      The parties are currently conducting certification discovery.

      The Company and ABTco intend to defend the action vigorously.

      (3) Dunn et al. v. ABTco, Inc., ABT Building Products Corporation,
          -----------    -----------------------------------------------
Abitibi-Price, Inc. and Abitibi-Price Corporation, Docket No. 96-CVS7690,
--------------------------------------------------
Superior Court of Forsyth County, North Carolina.

      On December 27, 1996, plaintiffs William Dunn and Paul and Teresa Sullivan brought this action on behalf of themselves and a putative class generally composed of all individuals and entities (i) that own or owned property in the United States on which hardboard siding manufactured, distributed, or sold by the Company, ABTco, API or APC has been installed and (ii) that have already suffered (or will suffer within the warranty period) alleged damage because, according to plaintiffs, such siding prematurely rots, buckles, swells, cracks or otherwise deteriorates. Plaintiffs and the putative class are seeking compensatory damages and an award of attorneys' fees. The complaint alleges that the "aggregate amount in controversy is in the millions of dollars classwide." This action has not been certified as a class action. By order signed on February 18, 1997, the court granted defendants' motion to stay the action, without prejudice to a motion by either party for reconsideration of the stay upon loss of jurisdiction over the Foster Action by the federal and state courts.

      The Company and ABTco intend to defend the action vigorously.

      (4) Ezzell et al. v. ABTco, Inc., ABT Building Products Corporation,
          -------------    -----------------------------------------------
Abitibi-Price, Inc. and Abitibi-Price Corporation, No. 97-CVS-167, Superior
--------------------------------------------------
Court of Onslow County, North Carolina.

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

      By order signed on October 2, 1997, the court granted defendants' motion to stay the action, provided that in the event the court in the Foster Action shall enter an order decertifying, in whole or in part, the classes and subclasses conditionally certified in that action in such a way that the representative plaintiffs in this action are not represented in that action, the plaintiffs in this action may move for reconsideration of the stay.

      The Company and ABTco intend to defend the action vigorously.

      (5) Fiedler et al. v. ABT Building Products Corporation, ABTco, Inc.,
          --------------    -----------------------------------------------
Abitibi-Price, Corp. and Abitibi-Consolidated, Inc., Civil Action No.
----------------------------------------------
97-CP-08-1545, Court of Common Pleas of Berkeley County, South Carolina.

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

      On October 29, 1997, defendants removed the action to the United States District Court for the District of South Carolina. On November 5, 1997, defendants served an answer that denies all material allegations of the complaint and asserts affirmative defenses. With consent of defendants, the District Court remanded the case to the Court of Common Pleas of Berkeley County by order dated Decem- ber 10, 1997. On February 11, 1998, defendants moved to stay the action. On April 9, 1998, the Court denied that motion. The action is currently in discovery.

      The Company and ABTco intend to defend the action vigorously.

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

      (6) Jackson et al. v. ABTco, Inc., Abitibi-Price Corporation,
          ---------------------------------------------------------
Abitibi-Consolidated, Inc., Stone Container Corporation, Stone Consolidated
---------------------------------------------------------------------------
Corporation, Destiny Industries, Inc., Oakwood Homes Corporation, Case No.
-----------------------------------------------------------------
98-CV115-RH, United States District Court for the Northern District of Florida (the "Jackson Action").
      -------
      On March 11, 1998, plaintiffs Tom Jackson and Lloyd and Gladys Decker brought this action in the Circuit Court of Bay County, Fourteenth Judicial Circuit, Florida, on behalf of themselves and a putative class composed of residents of the United States who have purchased hardboard siding from defendants (including ABTco, Inc., APC and ACI) from January 1, 1980, until the date of the filing of the complaint. Plaintiffs' complaint alleges that defendants knowingly manufactured, distributed and falsely advertised a defective hardboard siding product that discolors, deteriorates, causes damage to other structures and otherwise does not perform as represented and warranted and/or perform with the reasonable expectations of plaintiffs. Plaintiffs' complaint asserts purported claims for fraud, intentional suppression, willful representation, reckless representation, fraud-reasonable expectations, post-sale fraud, post-sale suppression, post-sale reckless misrepresentation, negligence, wanton misconduct, nuisance, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness, and violation of the Magnusson-Moss Act. Plaintiffs, on behalf of themselves and the putative class, seek compensatory damages, attorneys' fees, and declaratory and injunctive relief. The action has not been certified as a class action.

      On May 1, 1998, all defendants removed the action to the United States District Court for the Northern District of Florida. On May 12, 1998, ABTco, APC, and ACI served an answer that denies all material allegations of the complaint and asserts affirmative defenses.

      ABTco intends to defend the action vigorously.


      (7) Lillis et al. v. Abitibi-Price Corporation and Sunstate Manufactured
          -------------    ---------------------------------------------------
Homes of Georgia, Inc. d/b/a Peach State Homes, Inc., Case No. 97-18136 CA21,
-----------------------------------------------------
Circuit Court of Dade County, Florida (the "Lillis Action").

      On August 13, 1997, plaintiff Gloria Lillis filed this action in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida against APC and Sunstate Manufactured Homes of Georgia, Inc. The plaintiff alleged that she was suing APC on behalf of herself and a putative class composed of all persons who purchased in the State of Florida a new manufactured home with APC hardboard siding. Plaintiff's complaint alleges that APC's hardboard siding is defective because under normal maintenance it deteriorates, delaminates, disintegrates, and

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

has virtually no resistance to moisture. Plaintiff's complaint against APC asserts purported claims for breach of express warranty and a Florida statutory claim for failure satisfactorily to resolve a warranty claim. Plaintiff, on behalf of herself and the putative class, seeks compensatory damages, attorneys' fees, costs and interest.

      On September 17, 1997, defendants removed the action to the United States District Court for the Southern District of Florida. On April 23, 1998, the Court dismissed the action without prejudice by reason of the pendency of the Foster Action.

      (8) Arredondo, et al. v. Masonite Corporation, Abitibi-Price Corporation,
          -----------------    ------------------------------------------------
MG Building Materials, Inc., and Nu-Air Manufacturing Co., Inc., Cause No. 4571,
----------------------------------------------------------------
District Court of Jim Hogg County, Texas (the "Arredondo Action"); and Adams, et
                                               ---------               ---------
al. v. Masonite Corporation, Abitibi-Price Corporation, MG Building Materials,
---    -----------------------------------------------------------------------
Inc. and Nu-Air Manufacturing Co., Inc., Cause No. 16707, District Court of
----------------------------------------
Duval County, Texas, (the "Adams Action").
                           -----

      On August 30, 1996, two consolidated actions, the Adams Action, filed in the District Court of Duval County, Texas, and the Arredondo Action, filed in
                                                   ---------
the District Court of Jim Hogg County, Texas, were brought naming APC as a defendant. In the Adams Action, the owners of approximately 140 homes, and in
                  -----
the Arredondo Action, the owners of approximately 30 homes, alleged that they
    ---------
had suffered damages as a result of APC hardboard siding installed on their homes. The complaint in the Adams Action and the complaint in the Arredondo
                            -----                                 ---------
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

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements

(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

      As a result of the trial court's decision, there are currently three actions pending: the original Arredondo Action, in which the owners of
                              ---------
approximately 15 homes have remaining claims against APC; the original Adams
                                                                       -----
Action, in which the owners of approximately 40 homes have remaining claims against APC; and an action in Jim Wells County, Texas, in which is currently unclear how many plaintiffs have claims against APC. Discovery is proceeding in the Arredondo Action and in the Adams Action.
    ---------                         ------

      The Adams Action and the Arredondo Action are treated as non-class action
          -----                ---------
claims under the Indemnity Settlement as described above for which the Company may have potential liability.


      (9)  Indemnity Settlement.
           --------------------

      On June 16, 1997, APC and Abitibi-Price Sales Corporation brought suit against the Company and ABTco in the Supreme Court of the State of New York for the County of Westchester alleging violation of the indemnity and warranty provisions in the asset sale agreement relating to the [Acquisition] (the "Abitibi Action"). On October 1, 1997, the Company and APC agreed to settle
 -------
their claims under the Abitibi Action and to dismiss the Abitibi Action with
                       -------                           -------
prejudice. Pursuant to the Indemnity Settlement, the Company and APC agreed to an allocation of liability with respect to claims relating to ABT Board (as defined below) and APC Board (as defined below). The following description of the terms of the Indemnity Settlement is general, and is subject to restrictions, qualifications, and additional terms stated in the Indemnity Settlement itself. In general, under the terms of the Indemnity Settlement all amounts paid in settlement or judgment (other than punitive damages if they are assessed against either the Company or APC individually) following the completion of any claims process resolving any class action claim (including consolidated cases involving more than 125 homes owned by named plaintiffs) ("Class Action Damage Amounts") that relate to siding sold by APC prior to October 22, 1992, or held as finished goods inventory by APC on October 22, 1992 ("APC Board") shall be paid 65% by Abitibi and 35% by the Company. Class Action Damage Amounts relating to siding sold by the Company after October 22, 1992 ("ABT Board") shall be paid 100% by the Company. Class Action Damage Amounts that cannot be attributed to either the Company or APC ("Indeterminate Amounts") shall be paid 50% by the Company and 50% by APC.

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

      Under the terms of the Indemnity Settlement, with respect to non-class action claims relating to APC Board, the Company is responsible for the first $100,000 in each calendar year of all amounts paid for settlements, judgments and associated fees and expenses of local outside counsel. APC and the Company are each responsible for 50% of such amounts in excess of $100,000 per year up to $5,000 with respect to individual claims. APC is responsible for 100% of amounts in excess of $5,000 with respect to individual claims. The Adams Action
                                                                   -----
and the Arredondo Action are treated as Non-Class Action Claims under the
        ---------
Indemnity Settlement. With respect to Non-Class Action Claims relating to ABT Board, the Company shall pay 100% of any amounts paid for settlements, judgments and associated fees and expenses of local outside counsel representing the parties in the jurisdictions where litigation or arbitration involving such claims is pending.

      The Company and ABTco are involved in two lawsuits with one of their insurance carriers, Employers Insurance of Wausau, regarding the insurance coverage available as relates to several of the Hardboard Siding Actions:

      (1) Employers Insurance of Wausau, A Mutual Company v. ABT Building
          ---------------------------------------------------------------
Products Corporation and ABTco, Inc., Case No. 98-CV-86, Circuit Court of
-------------------------------------
Marathon County, Wisconsin.

      On February 16, 1998, plaintiff Employers Insurance Wausau, A Mutual Company ("Wausau") filed this action in the Circuit Court of Marathon County, Wisconsin, against the Company and ABTco. Wausau's lawsuit denies that Plaintiff has an obligation to defend or indemnify the Company or ABTco in connection with all or part of the Foster Action, the Fiedler Action, the Dunn Action, the
                   ------             -------             ----
Ezzell Action and the Fyola Action (the "Underlying Lawsuits"). Wausau alleges
------                -----
that it has not been provided adequate and complete information regarding these actions and the Company and ABTco's additional insurance coverages. Wausau's complaint seeks declaratory relief and reimbursement for any amounts paid by Wausau in connection with the Company and ABTco's defense of the Underlying Lawsuits to the extent those amounts exceed Wausau's obligation as determined by the Court.

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

      On March 30, 1998, the Company and ABTco filed a motion to dismiss or stay the action. On that same day, the Company and ABTco filed a motion to change venue from Marathon County, Wisconsin to Winnebago County, Wisconsin. Plaintiff is currently seeking discovery from the Company and ABTco.

      (2) ABT Building Products Corp. and ABTco, Inc. v. Employers Insurance of
          ---------------------------------------------------------------------
Wausau, A Mutual Company, and Thomas A. Foster and Linda E. Foster, Circuit
------------------------------------------------------------------
Court of Choctaw County, Alabama.

      On March 30, 1998, the Company and ABTco filed this action in the Circuit Court of Choctaw County, Alabama against Wausau and Thomas and Linda Foster. The Company and ABTco's complaint denies any liability to the plaintiffs in the Underlying Lawsuits and alleges that Wausau has wrongfully refused to assume any liability for indemnification in connection with the Underlying Lawsuits and has wrongfully refused to defend the Company and ABTco in those actions (except to a limited extent in the Fiedler Action, pursuant to a full reservation of rights).
                      -------
The Company and ABTco's complaint asserts claims for declaratory judgment and breach of contract. The Company and ABTco's complaint seeks declaratory relief, compensatory damages, fees (including attorney's fees), and costs.

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

(7)  SUPPLEMENTAL CASH FLOW DISCLOSURE

           In addition to the information provided in the statements of cash flows, the following is a supplemental disclosure of cash flow information (in thousands):

                                                For Three         For Three
                                             Months Ended       Months Ended
                                                 March 31,          March 31,

                                                     1997               1998
                                                     ----               ----
      Cash paid during period for --
                Interest.......................   $ 1,937           $  2,696
                Income taxes...................       649                247

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               Condensed Notes to Unaudited Financial Statements


(8)  RESTRUCTURING CHARGE

           On July 7, 1997 the Company announced that it was restructuring its Plastic Products Group. The restructuring program was implemented to phase out the Company's Plastics industrial business and to allow the Company to focus on specialty building products. Accordingly, the Company recognized a $10.4 million charge during the period ended June 30, 1997. $8.9 million of the restructuring charge consisted of a write-down of certain machinery and equipment, inventory and goodwill to net realizable values, the remaining $1.5 million consisted of severance payments and outstanding lease obligations related to the closing of certain leased facilities. The impact on diluted earnings per share for the year ended December 31, 1997 amounted to $0.56. At March 31, 1998 the remaining balance of $0.8 million related to the restructuring is included in the accrued expenses in the Company's consolidated balance sheet.

(9)     EARNINGS PER SHARE

           Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the three months ended March 31, 1997 and 1998, the effect of potentially dilutive stock options was 1,175,011 and 765,505, respectively.The Company had additional outstanding stock options of 981,200 and 1,319,492 as of March 31, 1997 and 1998, respectively, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                                       AND
                                       ---
                              RESULTS OF OPERATIONS
                              ---------------------

Quarter Ended March 31, 1998 compared to Quarter Ended March 31, 1997
---------------------------------------------------------------------

NET SALES
---------
           Net sales decreased by $1.3 million (1.7%) from $77.0 million for the quarter ended March 31, 1997 to $75.7 million in the 1998 quarter. This decrease reflects a $0.8 million (2.4%) increase in Specialty Products sales, offset by a $2.1 million (4.7%) decrease in Exterior Product sales.

           The increase in Specialty Product sales of $0.8 million was attributable to a $1.1 million increase in plastic mouldings sales partially offset by $0.3 million decrease in interior hardboard. Plastic moulding sales increased due to continued growth in the major home center retailers. Shipments of moulding were 11.3% greater than the same period last year. Interior hardboard sales were impacted by lower demand for industrial products in the Canadian market. Shipments of interior hardboard were 6.0% less than the same period last year.

            The decrease in Exterior Products sales of $2.1 million was attributable to a decrease of $4.0 million in exterior hardboard siding, a decrease of $0.8 million in exterior plastics offset by $2.7 million of sales in fiber cement siding, a product introduced during the second half of 1997. The exterior hardboard siding sales were impacted by aggressive pricing by competitors in fiber cement and hardboard siding markets, resulting in lower selling prices (4%) and volumes (11%) when compared to the same period last year. Exterior Plastics sales have been negatively impacted by the discontinuation of industrial plastic product sales as part of a restructuring in the second quarter of 1997 offset by an increase in vinyl siding sales. Vinyl siding sales increased due to the continued growth in the wholesale distributor and home center retailer distribution channels. Vinyl siding volumes were 24% greater than the same period last year. Selling prices for vinyl siding were 8% lower than the same period last year.

GROSS PROFIT
------------

           Gross profit decreased by $5.5 million (22.5%) from $24.4 million for the three months ended March 31, 1997 to $18.9 million in the 1998 quarter. Lower volume and price reductions implemented on exterior hardboard siding, as well as, lower selling prices in vinyl siding products were the principal contributors to the decrease in gross profit. Gross profit as a percentage of net sales decreased from 31.7% for the three months ended March 31, 1997 to 25.0% for the 1998 quarter primarily due to lower pricing in the exterior hardboard siding and vinyl siding products as well as lower volumes in exterior hardboard siding.

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES
---------------------------------------------

           Selling, general and administrative expenses decreased by $1.1 million (8.0%) from $13.1 million for the three months ended March 31, 1997 to $12.0 million in the 1998 quarter. Selling, general and administrative expenses decreased due to lower promotional costs as a result of lower sales in Exterior Products. Selling, general and administrative costs as a percentage of net sales decreased from 17.0% for the three months ended March 31, 1997 to 15.9% for the 1998 quarter. The lower cost as a percentage of net sales is due to lower promotional expenses as a result of the decline in sales for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

OPERATING INCOME
----------------

           Operating Income decreased by $4.4 million (39.2%) from $11.3 million for the three months ended March 31, 1997 to $6.9 million for the 1998 quarter. The decrease is primarily due to the impact of lower volumes and recent price decreases in exterior hardboard siding as well as lower pricing in vinyl siding partially offset by an increase in vinyl siding volume and a reduction in selling, general and administrative expenses.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                                       AND
                                       ---
                              RESULTS OF OPERATIONS
                              ---------------------

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997
--------------------------------------------------------------------
(Continued)
-----------

OTHER INCOME (EXPENSE)
----------------------

            Interest expense increased $1.1 million from $1.3 million (net of $0.8 million of capitalized interest) for the three months ended March 31, 1997 to $2.4 million (net of $0.2 million of capitalized interest) for the 1998 quarter. Higher outstanding indebtedness was partially offset by a slight decline in the Company's weighted average interest rate on outstanding borrowings during the three months ended March 31, 1998 as compared to the 1997 quarter.

NET INCOME
----------

           Net Income decreased by $3.4 million (54.6%) from $6.2 million for the three months ended March 31, 1997 to $2.8 million for the 1998 quarter. The decrease is attributable to the factors discussed above.

SIGNIFICANT BUSINESS TRENDS
---------------------------

           Management believes that the level of housing starts has a significant influence on the Company's ability to generate sales, particularly in relation to demand for its siding products. The level of housing starts in the United States increased from 1.3 million in 1995 to 1.49 million as of March, 1998. The level of housing starts in Canada increased from 0.111 million in 1995 to 0.148 million in March, 1998.

           The cost of thermoplastic resins (polystyrene, polypropylene, polyethylene and polyvinyl chloride) used in the Company's Specialty Products and Exterior Products operations increased substantially during 1995 before declining somewhat during the fourth quarter of 1995 and remaining at that level through March 1998. Management believes that product price increases, continuing cost reduction programs and increased production efficiencies will counteract, to some extent, the impact of raw material price increases.

           The recent consolidation in the vinyl siding industry has resulted in increased competitive pricing of the Company's exterior plastics products. The Company cannot predict the actions of its competitors, which could further negatively impact earnings in the future.

           The Company has recently introduced Fiber Cement Siding. A major competitor in the fiber cement siding market is aggressively marketing and pricing its product. In response, among other actions, the Company has lowered its pricing on both the Exterior Hardboard Siding and Fiber Cement Siding products to protect its market share against competition from fiber cement siding products. The Company has also implemented a strategy to shift product mix in its exterior hardboard siding products from the 7/16" siding products into trimboard and utility panels, in an effort to reduce the impact of the pricing pressures. The lower prices have impacted earnings to date and could continue to further negatively impact earnings. The Company cannot predict the actions of this or other competitors, however, there have been recent announcements by competitors that they are planning to add new fiber cement lines to expand their product offerings, which could negatively impact earnings in the future.

           Management also believes that continued penetration into the home center retailer market will have a significant beneficial influence on the Company's level of business activity. Sales to these customers have increased approximately 25% for the quarter ended March 1998 when compared to the same period last year. In addition, sales to the top three home center retailer customers increased 49% for the quarter ended March 1998 as compared to the same period last year. Management believes that this market will continue to grow in importance to the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                                      AND
                                      ---
                              RESULTS OF OPERATIONS
                              ---------------------


Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997
---------------------------------------------------------------------
(Continued)
-----------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

           Historically, the Company derived its cash from funds generated by operations and from third-party financings, including the Credit Facility. The Company believes that its operating cash flow, together with borrowings under the Credit Facility, will be sufficient to meet its operating expenses, capital requirements and debt service requirements.

           At March 31, 1998, the Company had working capital of $74.9 million with a current ratio of 2.6 to 1.0 as compared with working capital of $55.7 million and a current ratio of 2.5 to 1.0 at December 31, 1997. The increase in working capital and the change in the current ratio were primarily due to the increase in accounts receivable and inventories, partially offset by an increase in accrued expenses. The increase in accounts receivable and accounts payable were a result of the increase in business activity in the first quarter of 1998 versus the last quarter of 1997.

           Capital expenditures during the three months ended March 31, 1998 amounted to approximately $3.6 million, and were incurred primarily for improvements of the Company's manufacturing facilities, including $1.4 million related to the retrofitting of the vinyl siding manufacturing facility in Holly Springs.

           Debt increased from $132.9 million at December 31, 1997 to $147.6 million (including $12.5 million of current maturities) as of March 31, 1998. The increase in debt was primarily due to the increases in working capital and capital expenditures offset, in part, by cash generated from operations.

           On April 1, 1997 the Company entered into a loan agreement with the Mississippi Business Finance Corporation for the issuance of $1 million Variable Rate Demand Revenue Bonds (Series 1997A) and $16.5 million Taxable Variable Rate Demand Revenue Bonds (Series 1997B) to finance the acquisition and retrofitting of a vinyl siding manufacturing facility in Holly Springs, Mississippi. The Industrial Revenue Bonds bear interest rates determined weekly by the remarketing agent. . The Industrial Revenue Bonds mature on April 1, 2022 and are backed by irrevocable letters of credit issued under the Company's Credit Facility. The amounts included in total debt reflect only drawings against proceeds of the issued amounts of the Industrial Revenue Bonds and do not reflect amounts held in a segregated escrow account pending disbursement.

            On February 2, 1998 the Company and its bank group executed a First Amendment to the Third Amended and Restated Credit Agreement (the "Credit Facility") which superseded all prior credit agreements. The Credit Facility provides a line of credit to the Company totaling $225.0 million consisting of a $175.0 million continuing revolving credit facility (the "Revolving Credit Facility") and a term loan facility (the "Term Loan") under which the Company borrowed $50.0 million on April 3, 1995. The Credit Facility matures on March 10, 2002, subject to extensions for additional one-year periods. The Term Loan requires 16 equal quarterly principal payments of $3.125 million commencing on June 30, 1997, and continuing through March 31, 2001. As of March 31, 1998, $37.5 million was outstanding under the Term Loan and the interest rate on the Term Loan was 7.99% and $97.2 million was outstanding under the Revolving Credit Facility and the weighted average interest rate on the outstanding Revolving Credit Facility was 6.32%.

ENVIRONMENTAL COMPLIANCE
------------------------

           The Company's operations are subject to federal and state government regulations pertaining to air emissions, waste water discharge and solid waste disposal. While environmental compliance costs in the future will depend on regulatory developments that cannot be predicted, the Company believes that

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                                       AND
                                       ---
                              RESULTS OF OPERATIONS
                              ---------------------

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997
---------------------------------------------------------------------
(Continued)
-----------

ENVIRONMENTAL COMPLIANCE (continued)
------------------------------------

compliance will be achieved with a combination of capital expenditures and modifications to its production processes. As discussed more fully in Note 6 of the Notes to the Unaudited Financial Statements, the Company entered into a consent decree with respect to odor emissions at its Alpena, Michigan, facility. To date, the Company has expended approximately $8.0 million in connection with this program. Additional capital expenditures of up to $4.0 million may be required over the next several years in order to attain compliance with the program.

           Although no assurances can be given as to any ultimate recoveries, the prior owners of certain of the Company's businesses have agreed to indemnify the Company against certain environmental liabilities. In connection with the Acquisition, the seller has agreed to indemnify the Company with respect to certain pre-Acquisition environmental matters and has placed $5.0 million in escrow to fund any required remediation of such conditions. In connection with the purchase of Canexel, Avenor is obligated to indemnify the Company against certain environmental liabilities associated with Canexel's Nova Scotia production facility. The Company does not anticipate that costs relating to environmental activities will have a material adverse impact on its financial condition or operating results.

CERTAIN LITIGATION
------------------

           In recent years, a number of lawsuits have been brought against manufacturers of OSB and exterior hardboard siding products alleging various design and production defects and breach of express or implied warranties. Such litigation has resulted in substantial settlements by certain competitors of the Company. The Company has been named as a defendant in similar litigation (see
Note 6 of the Notes to the Unaudited Financial Statements). The Company believes that its exterior hardboard siding products are free of defects and, when properly installed and maintained, are suitable for their intended purposes and meet all applicable quality standards. Nevertheless, no assurance can be given that the Company will not be required to expend significant resources to defend against claims of this nature.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                                       AND
                                       ---
                              RESULTS OF OPERATIONS
                              ---------------------

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997
---------------------------------------------------------------------
(Continued)
-----------

YEAR 2000 COMPLIANCE
--------------------

           The Company is currently implementing an upgrade to its existing financial, sales, production and distribution software that is Year 2000 compliant. It is also conducting a comprehensive review of the balance of its computer systems to identify those processes that could be adversely affected by the year 2000 issue and is developing an implementation plan to resolve any issue that might arise. In conducting its review, the Company is actively soliciting its suppliers and customers to assess any Year 2000 issue that might arise from interaction of its computer systems with those of its suppliers and customers. The Year 2000 issue refers to the inability of many of its computer programs and systems to process accurately dates later than December 31, 1999. Unless these programs are modified to handle the century change, they will likely interpret the Year 2000 as the year 1900. Although final cost estimates have yet to be determined, it is anticipated that these Year 2000 costs will result in an increase to the Company's expenses during 1998 and 1999 but are not expected to have a material impact on its ongoing results of operations.

ACCOUNTING CHANGES
------------------

           In 1998 the Company adopted Statement of Financial Accounting Standards "SFAS" No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the notes to the condensed consolidated financial statements for interim reporting purposes. In July 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". This standard expands certain reporting and disclosure requirements for segments from current standards. The Company is not required to adopt SFAS No. 131 until December 1998. The expected impact of the adoption of these standards will not be material.

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

                     None

           Item 3.   Defaults upon Senior Securities

                     None

           Item 4.   Submission of Matters to a Vote of Security Holders

                     The following items have been submitted for approval by the holders of the Company's common stock at the 1997 Annual Meeting held on May 5, 1998.


                     1.  Election of Directors

                           George T. Brophy
                           Warner C. Frazier
                           Samuel P. Frieder
                           James A. Kohlberg
                           John R. Garrett
                           George W. Peck IV
                           Nelson J. Rohrbach

                     2.  Ratification of the appointment of
                         Arthur Andersen, LLP as independent
                         auditors for the year ended December
                         31, 1998.

                         10,634,160 shares were outstanding at
                         the Record Date of March 13, 1998.

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

            Date:  May 13, 1998

                                         ABT BUILDING PRODUCTS CORPORATION





                                         /s/        Joseph P. O'Neill
                                         ---------------------------------------
                                                    Joseph P. O'Neill
                                             (Vice President - CFO)