Form 10-Q
period 1998-06-30
ABT BUILDING PRODUCTS CORP
filed 1998-08-12
CIK 902476

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                              __________________

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                              __________________

                   For Quarterly Period Ended June 30, 1998
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

As of the close of business on August 12, 1998, the registrant had outstanding
     10,674,160 shares of Common Stock.

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES


                                     INDEX


PART I:  FINANCIAL STATEMENTS                                PAGE NUMBER
-----------------------------                                -----------

  Unaudited Balance Sheets as of December 31, 1997
  and June 30, 1998                                               3


  Unaudited Statements of Income for the three
  months and six months ended June 30, 1997
  and June 30, 1998                                               4

  Unaudited Statements of Cash Flows for the six months
  ended June 30, 1997 and June 30, 1998                           5

  Condensed Notes to Unaudited Financial
     Statements                                              6 - 18


  Management's Discussion and Analysis of
     Financial Condition and Results of Operations          19 - 25



PART II:  OTHER INFORMATION                                      26
---------------------------

     Signature Page                                              27

              ABT Building Products Corporation and Subsidiaries
                                Balance Sheets
                                (in thousands)

                                                        December 31, 1997              June 30, 1998
                                                        ------------------           -----------------
                                                                                        (unaudited)
                                Assets
CURRENT ASSETS
      Cash and cash equivalents                       $               329         $              516
      Accounts receivable, less allowances of
       $6,303 and $5,702, respectively                             29,395                     48,345
      Inventories                                                  57,682                     62,673
      Prepaid expenses                                              5,305                      5,853
      Deferred tax assets                                           1,313                      1,702
                                                        ------------------          -----------------
     Total Current Assets                                          94,024                    119,089
                                                        ------------------          -----------------



PROPERTY, PLANT AND EQUIPMENT
     Land                                                           4,063                      4,135
     Buildings and improvements                                    44,153                     47,297
     Machinery and equipment                                      168,071                    177,295
     Furniture and fixtures                                         5,227                      5,462
     Construction in progress                                      18,140                     10,655
                                                        ------------------          -----------------
                                                                  239,654                    244,844
     Less accumulated depreciation                                (42,660)                   (50,378)
                                                        ------------------          -----------------
       Net property, plant and equipment                          196,994                    194,466


OTHER ASSETS, Net                                                   9,917                     10,850

GOODWILL, Net                                                       8,297                      8,043

                                                        ------------------          -----------------
     Total Assets                                     $           309,232         $          332,448
                                                        ==================          =================

                  Liabilities & Stockholders' Equity

CURRENT LIABILITIES
     Current maturities of long-term debt             $            12,501         $           12,500
     Accounts payable                                              14,467                     19,650
     Accrued expenses                                              11,373                     16,213
                                                        ------------------          -----------------
     Total Current Liabilities                                     38,341                     48,363


LONG-TERM DEBT                                                    120,410                    122,958
OTHER LONG TERM LIABILITIES                                         7,279                      7,518
DEFERRED INCOME TAXES                                              18,361                     20,817


STOCKHOLDERS' EQUITY
     Common stock                                                     122                        122
     Additional paid-in capital                                    59,926                     59,552
     Cumulative translation adjustment                             (1,556)                    (2,252)
     Retained earnings                                             92,127                     99,893
      Less treasury  shares                                       (25,778)                   (24,523)
                                                        ------------------          -----------------

       Total Stockholders' Equity                                 124,841                    132,792
                                                        ------------------          -----------------

       Total Liabilities and Stockholders' Equity     $           309,232         $          332,448
                                                        ==================          =================

              See accompanying notes to the financial statements

              ABT Building Products Corporation and Subsidiaries
                       Statements of Income (unaudited)
                     (in thousands, except per share data)


                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   JUNE 30,                   JUNE 30,
                                                             1997            1998        1997          1998
                                                             ----------    ---------     --------    ----------
NET SALES                                                     $  88,396    $  92,135    $ 165,419    $ 167,836

COST OF SALES                                                    61,009       67,073      113,583      123,816
                                                              ---------    ---------    ---------    ---------
             Gross profit                                        27,387       25,062       51,836       44,020
SELLING, GENERAL AND
         ADMINISTRATIVE  EXPENSES                                13,185       14,424       26,278       26,471

RESTRUCTURING CHARGE                                             10,397         --         10,397         --
                                                              ---------    ---------    ---------    ---------
             Operating income                                     3,805       10,638       15,161       17,549

OTHER INCOME (EXPENSE)                                           (1,936)      (2,621)      (3,267)      (5,023)
                                                              ---------    ---------    ---------    ---------
             Income before income taxes                           1,869        8,017       11,894       12,526
PROVISION FOR INCOME TAXES                                          720        3,047        4,591        4,760
                                                              ---------    ---------    ---------    ---------
             Net Income                                       $   1,149    $   4,970    $   7,303    $   7,766
                                                              =========    =========    =========    =========
INCOME PER COMMON SHARE
             BASIC                                            $    0.11    $    0.47    $    0.69    $    0.73
                                                              =========    =========    =========    =========

             DILUTED                                          $    0.10    $    0.44    $    0.62    $    0.68
                                                              =========    =========    =========    =========
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
             BASIC                                               10,526       10,670       10,526       10,646
                                                              =========    =========    =========    =========

             DILUTED                                             11,688       11,405       11,695       11,397
                                                              =========    =========    =========    =========

                See accompanying notes to financial statements

               ABT Building Products Corporation and Subsidiaries
                            Statements of Cash Flows
                                 (in thousands)



                                                                                                Six Months Ended
                                                                                                    June 30,

                                                                                     1997                          1998
                                                                                 ----------------           -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                            $7,303                      $7,766
Adjustments to reconcile net income to net cash provided by
        (used in) operating activities-
        Writedown of assets due to restructuring                                       7,131                           -
        Depreciation and amortization                                                  7,455                      10,035
        Deferred income taxes                                                         (2,521)                      2,067
        Cumulative translation adjustment                                               (761)                       (696)

        Changes in certain assets and liabilities-
           Accounts receivable                                                       (16,026)                    (18,950)
           Inventories                                                                (8,938)                     (4,991)
           Other assets                                                               (3,187)                     (2,137)
           Accounts payable and accrued expenses                                       8,486                      10,262
                                                                                 -------------               ------------
              Net cash provided by (used in) operating activities                     (1,058)                      3,356
                                                                                 ------------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                 (34,676)                     (6,597)
                                                                                 ------------                ------------
              Net cash used in investing activities                                  (34,676)                     (6,597)
                                                                                 ------------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit                                                      37,355                       2,547
 Exercise of stock options                                                              (159)                        881
                                                                                 ------------                 -----------
              Net cash provided by financing activities                               37,196                       3,428
                                                                                 ------------                 -----------


              Net increase (decrease) in cash                                          1,462                         187


 Cash and Cash equivalents, beginning of period                                           24                         329
                                                                                -------------                 -----------

 Cash and Cash equivalents, end of period                                             $1,486                        $516
                                                                                 ============                 ===========


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


(2)  BASIS OF PRESENTATION

  The consolidated balance sheets at December 31, 1997, and June 30, 1998, and the consolidated statements of operations and cash flows for the three months and the six months ended June 30, 1997 and 1998, include the accounts of ABT BUILDING PRODUCTS CORPORATION, a Delaware corporation ("ABT"), and its wholly owned subsidiaries ABTCO, INC. ("ABTCO") and ABT CANADA, LIMITED ("ABT CANADA") (collectively referred to as the "Company").

  In April 1998, the AICPA issued Statement of Position 98-5 " Reporting on Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires non-government entities to expense start-up costs, including organization costs, as incurred. SOP 98-5 is effective for financial statements for periods beginning after December 15, 1998 (the Company's fiscal year beginning January 1, 1999). When adopted, all capitalized start-up costs must be expensed and recorded as a change in accounting principle. The Company has approximately $3.0 million of capitalized start-up costs recorded on its balance sheet as of June 30, 1998. The Company is studying the potential impact of the SOP 98-5 and has not decided when it will adopt the new standard.

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3)  INVENTORIES

  Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory costs include material, labor, and manufacturing overhead (in thousands).

                                                  DECEMBER 31,                JUNE 30,
                                                      1997                      1998
                                          ----------------------    ----------------------

Finished products and work in                 $           38,935        $           45,290
 process
Raw materials                                              9,560                     9,019
Operating parts and supplies                               9,187                     8,364
                                          ----------------------   -----------------------
                                              $           57,682        $           62,673
                                          ======================    ======================

(4)   LONG-TERM DEBT

     Long-term debt as of December 31, 1997, and June 30, 1998, consisted of the following (in thousands):

                                                  DECEMBER 31,                JUNE 30,
                                                      1997                      1998
                                           ----------------------     ----------------------
Total debt---
    Revolving line of credit                   $           80,675         $           87,000
    Term loans                                             40,625                     34,375
    MISSISSIPPI BUSINESS FINANCE CORP.
     BONDS:
          Series 1997A                                      1,000                      1,000
          Series 1997B                                     10,610                     13,083
    Capital lease obligations                                   1                          -
                                           ----------------------     ----------------------
                                                          132,911                    135,458
Less---current maturities                                 (12,501)                   (12,500)
                                           ----------------------     ----------------------
           TOTAL LONG-TERM DEBT                $          120,410         $          122,958
                                           ======================     ======================

     On April 1, 1997 the Company entered into a loan agreement with the Mississippi Business Finance Corporation for the issuance of $1.0 million Variable Rate Demand Revenue Bonds (Series 1997A) and $16.5 million Taxable Variable Rate Demand Revenue Bonds (Series 1997B) to finance the acquisition and retrofitting of a vinyl siding manufacturing facility in Holly Springs, Mississippi. The bonds bear interest rates determined weekly by the remarketing agent. The interest rates at June 30, 1998 were 3.80% and 5.65%, respectively. The bonds mature on April 1, 2022 and are backed by Irrevocable Letters of Credit issued under the Company's Revolving Credit Agreement. The amounts included in total debt reflect drawings against the proceeds of the issued amount of the bonds.

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

(5)  STOCKHOLDERS' EQUITY

     In 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the notes to the condensed consolidated financial statements for interim reporting purposes.

     Total Comprehensive Income for the three months and the six months ended June 30, 1997 and 1998 was as follows:


                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,
                                             ----------------------------------  -------------------------------
                                                        1997              1998             1997             1998
                                             ----------------  ----------------  ---------------  --------------
Net Income                                            $1,149            $4,970           $7,303          $7,766
Cumulative Translation Adjustment                       (420)             (939)            (761)           (696)
                                                      ------            ------           ------          ------
Total Comprehensive Income                            $  729            $4,031           $6,542          $7,070
                                                      ======            ======           ======          ======



     Commencing in the third quarter of 1994, the Board of Directors authorized the repurchase of up to 2,200,000 shares of the Company's Common Stock in open market transactions. At June 30, 1998, the Company had repurchased 1,537,000 shares for a total cost of $24,522,990 (net of shares reissued). The cost to repurchase the treasury shares has been recorded as a reduction of stockholders' equity.


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

(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation

  The Company and ABTco have been named as defendants in a class action and five separate putative class actions (the "Hardboard Siding Actions") arising from hardboard siding manufactured, distributed, or sold by them or by Abitibi-Price Corporation ("APC"), Abitibi-Price, Inc. ("API") or Abitibi-Consolidated, Inc. ("ACI"). APC, API, and ACI have also been named as defendants in these actions, and APC has been named a defendant in certain other actions, which may result in liability for the Company under the terms of the Indemnity Settlement as described below:

  (1)  Fyola et al. v. ABT Building Products Corporation, ABTco, Inc. and
       ------------    --------------------------------------------------
Abitibi-Price Corporation, Docket No. 95-12854, Court of Common Pleas of
-------------------------
Allegheny County, Pennsylvania (the "Fyola Action").
                                     -----

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

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

  In response to the amended complaint, defendants filed an "Answer and New Matter" dated December 27, 1996, that denies all material allegations of the amended complaint and asserts affirmative defenses. On March 25, 1997, defendants filed a motion seeking a stay of the action or, in the alternative, an order limiting discovery to certification-related issues until the court rules upon plaintiffs' motion for class certification. On May 30, 1997, the Court of Common Pleas of Allegheny County entered an order staying this action pending a decision by the United States District Court for the Southern District of Alabama as to whether the conditional order of certification already entered in the Foster Action (which is discussed below) should be upheld, or whether the
       ------
classes and subclasses already conditionally certified in that action should be decertified. The Fyola Action has not been certified as a class action.
                  -----

  The Company and ABTco intend to defend the action vigorously.

  (2)  Foster et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-
       -------------    -------------------------------------------------------
Price, Inc. and Abitibi-Price Corporation, Docket No. CV-95-151 M, Circuit Court
-----------------------------------------
for Choctaw County, Alabama (the "Foster Action").
                                  ------

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

  On December 27, 1996, plaintiffs William Dunn and Paul and Teresa Sullivan brought this action on behalf of themselves and a putative class generally composed of all individuals and entities (i) that own or owned property in the United States on which hardboard siding manufactured, distributed, or sold by the Company, ABTco, API or APC has been installed and (ii) that have already suffered (or will suffer within the warranty period) alleged damage because, according to plaintiffs, such siding prematurely rots, buckles, swells, cracks or otherwise deteriorates. Plaintiffs and the putative class are seeking compensatory damages and an award of attorneys' fees. The complaint alleges that the "aggregate amount in controversy is in the millions of dollars classwide." This action has not been certified as a class action. By order signed on February 18, 1997, the court granted defendants' motion to stay the action, without prejudice to a motion by either party for reconsideration of the stay upon loss of jurisdiction over the Foster Action by the federal and state
                                        ------
courts.

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

  By order signed on October 2, 1997, the court granted defendants' motion to stay the action, provided that in the event the court in the Foster Action shall
                                                             ------
enter an order decertifying, in whole or in part, the classes and subclasses conditionally certified in that action in such a way that the representative plaintiffs in this action are not represented in that action, the plaintiffs in this action may move for reconsideration of the stay.

  The Company and ABTco intend to defend the action vigorously.

  (5)  Fiedler et al.  v.  ABT Building Products Corporation, ABTco, Inc.,
       -------------------------------------------------------------------
Abitibi-Price, Corp. and Abitibi-Consolidated, Inc., Civil Action No. 97-CP-08-
---------------------------------------------------
1545, Court of Common Pleas of Berkeley County, South Carolina.

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

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

  (6) Jackson et al. v. ABTco, Inc., Abitibi-Price Corporation, Abitibi-
      -----------------------------------------------------------------
Consolidated, Inc., Stone Container Corporation, Stone Consolidated Corporation,
--------------------------------------------------------------------------------
Destiny Industries, Inc., Oakwood Homes Corporation, Case No. 98-CV115-RH,
----------------------------------------------------
United States District Court for the Northern District of Florida (the "Jackson
                                                                        -------
Action").

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

  On May 1, 1998, all defendants removed the action to the United States District Court for the Northern District of Florida. On May 12, 1998, ABTco and APC served an answer that denies all material allegations of the complaint and asserts affirmative defenses.

  ABTco intends to defend the action vigorously.

  (7)  Lillis et al. v. Abitibi-Price Corporation and Sunstate Manufactured
       -------------    ---------------------------------------------------
Homes of Georgia, Inc. d/b/a Peach State Homes, Inc., Case No. 97-18136 CA21,
----------------------------------------------------
Circuit Court of Dade County, Florida (the "Lillis Action").
                                            ------

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

  On September 17, 1997, defendants removed the action to the United States District Court for the Southern District of Florida. On April 23, 1998, the Court dismissed the action without prejudice by reason of the pendency of the

Foster Action.  On May 26, 1998, plaintiffs filed a notice of appeal of this
------
decision.

  (8)  Arredondo, et al. v. Masonite Corporation, Abitibi-Price Corporation, MG
       -----------------    ---------------------------------------------------
Building Materials, Inc., and Nu-Air Manufacturing Co., Inc., Cause No. 4571,
------------------------------------------------------------
District Court of Jim Hogg County, Texas (the "Arredondo Action"); and Adams, et
                                               ---------               ---------
al. v. Masonite Corporation, Abitibi-Price Corporation, MG Building Materials,
---    -----------------------------------------------------------------------
Inc. and Nu-Air Manufacturing Co., Inc., Cause No. 16707, District Court of
---------------------------------------
Duval County, Texas, (the "Adams Action").
                           -----

  On August 30, 1996, two consolidated actions, the Adams Action, filed in the
                                                    -----
District Court of Duval County, Texas, and the Arredondo Action, filed in the
                                               ---------
District Court of Jim Hogg County, Texas, were brought naming APC as a defendant. In the Adams Action, the owners of approximately 140 homes, and in
                   -----
the Arredondo Action, the owners of approximately 30 homes, alleged that they
    ---------
had suffered damages as a result of APC hardboard siding installed on their homes. The complaint in the Adams Action and the complaint in the Arredondo
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

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)


  As a result of the trial court's decision, there are currently three actions pending: the original Arredondo Action, in which the owners of approximately 9
                       ---------
homes have remaining claims against APC; the original Adams Action, in which the
                                                      -----
owners of approximately 40 homes have remaining claims against APC; and an action in Jim Wells County, Texas, in which is currently unclear how many plaintiffs have claims against APC. Discovery is proceeding in the Arredondo
                                                                    ---------
Action and in the Adams Action.
                  -----

  The Adams Action and the Arredondo Action are treated as non-class action
      -----                ---------
claims under the Indemnity Settlement as described above for which the Company may have potential liability.

  (9)  Indemnity Settlement.
       --------------------

  On June 16, 1997, APC and Abitibi-Price Sales Corporation brought suit against the Company and ABTco in the Supreme Court of the State of New York for the County of Westchester alleging violation of the indemnity and warranty provisions in the asset sale agreement relating to the [Acquisition] (the "Abitibi Action"). On October 1, 1997, the Company and APC agreed to settle
---------
their claims under the Abitibi Action and to dismiss the Abitibi Action with
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

  The Company believes that its exterior hardboard siding products are free of defects and, when properly installed and maintained, are suitable for their intended purposes and meet all applicable legal standards. The Company believes that it has substantial defenses to the claims asserted by the representative plaintiffs on behalf of themselves and the conditionally certified class and the putative classes in the Hardboard Siding Class Actions. The Company and ABTco intend to defend vigorously those actions in which they are named as defendants. The Company is not able to estimate or predict the amount of such ultimate liability, if any, and accordingly, the Company has made no reserve provisions in its consolidated financial statements (other than standard warranty accruals) for these claims.

  The Company and ABTco are involved in two lawsuits with one of their insurance carriers, Employers Insurance of Wausau, regarding the insurance coverage available as relates to several of the Hardboard Siding Actions:

  (1) Employers Insurance of Wausau, A Mutual Company v. ABT Building Products
      ------------------------------------------------------------------------
Corporation and ABTco, Inc., Case No. 98-CV-86, Circuit Court of Marathon
---------------------------
County, Wisconsin.

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

  On February 16, 1998, plaintiff Employers Insurance Wausau, A Mutual Company ("Wausau") filed this action in the Circuit Court of Marathon County, Wisconsin, against the Company and ABTco. Wausau's lawsuit denies that Plaintiff has an obligation to defend or indemnify the Company or ABTco in connection with all or part of the Foster Action, the Fiedler Action, the Dunn Action, the Ezzell
            ------             -------             ----             ------
Action and the Fyola Action (the "Underlying Lawsuits").  Wausau alleges that it
               -----
has not been provided adequate and complete information regarding these actions and the Company and ABTco's additional insurance coverages. Wausau's complaint seeks declaratory relief and reimbursement for any amounts paid by Wausau in connection with the Company and ABTco's defense of the Underlying Lawsuits to the extent those amounts exceed Wausau's obligation as determined by the Court.

  On March 30, 1998, the Company and ABTco filed a motion to dismiss or stay the action. On that same day, the Company and ABTco filed a motion to change venue from Marathon County, Wisconsin to Winnebago County, Wisconsin. On June 2, 1998, the Circuit Court of Marathon County granted the motion to change venue to Winnebago County. At a hearing on June 30, 1998, the Circuit Court of Winnebago County granted the motion to dismiss the action.

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

  On June 10, 1998, Wausau filed a motion to dismiss or stay the action, based upon the pendency of Wausau's duplicative action in Wisconsin, or in the alternative for a transfer of venue to Jefferson County.

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

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

(7)  SUPPLEMENTAL CASH FLOW DISCLOSURE

     In addition to the information provided in the statements of cash flows, the following is a supplemental disclosure of cash flow information (in thousands):

                                            FOR SIX            FOR SIX
                                       MONTHS ENDED       MONTHS ENDED
                                      June 30, 1997      JUNE 30, 1998
                                       -------------      -------------

     Cash paid during period for --
          Interest....................   $ 4,027              $ 5,037
          Income taxes................     6,782                2,358

(8)  RESTRUCTURING CHARGE

     On July 7, 1997 the Company announced that it was restructuring its Plastic Products Group. The restructuring program was implemented to phase out the Company's Plastics industrial business and to allow the Company to focus on specialty building products. Accordingly, the Company recognized a $10.4 million charge during the period ended June 30, 1997. $8.9 million of the restructuring charge consisted of a write-down of certain machinery and equipment, inventory and goodwill to net realizable values, the remaining $1.5 million consisted of severance payments and outstanding lease obligations related to the closing of certain leased facilities. The impact on diluted earnings per share for the year ended December 31, 1997 amounted to $0.56. At June 30, 1998 the remaining balance of $0.6 million related to the restructuring is included in the accrued expenses in the Company's consolidated balance sheet.

(9)  EARNINGS PER SHARE

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the three months ended June 30, 1997 and 1998, the effect of potentially dilutive stock options was 1,161,817 and 735,835, respectively. For the six months ended June 30, 1997 and 1998, the effect of potentially dilutive stock options was 1,168,449 and 750,670, respectively. The Company had additional outstanding stock options of 190,478 and 1,074,008 as of June 30, 1997 and 1998, respectively, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

Quarter Ended June 30, 1998 compared to Quarter Ended June 30, 1997
-------------------------------------------------------------------

NET SALES
---------

          Net sales increased by $3.7 million (4.2%) from $88.4 million for the quarter ended June 30, 1997 to $92.1 million in the 1998 quarter. This increase reflects a $2.1 million (6.4%) increase in Specialty Products sales and a $1.6 million (2.9%) increase in Exterior Product sales.

          The increase in Specialty Product sales of $2.1 million was attributable to a $2.3 million increase in interior hardboard sales partially offset by a $0.2 million decrease in plastic moulding sales. Interior hardboard sales were impacted by strong demand from the home center retailers. Shipments of interior hardboard were 7.4% greater than the same period last year. New product introductions during the quarter ended June 30, 1997 were the primary reason for the decrease in sales during the 1998 quarter. Shipments of moulding were 3.4% less than the same period last year.

          The increase in Exterior Products sales of $1.6 million was attributable to an increase of $3.3 million in fiber cement siding, a product introduced during the second half of 1997, offset by a decrease of $1.3 million in exterior plastics and a $0.4 million decrease in exterior hardboard siding. The exterior hardboard siding sales were impacted by aggressive pricing by competitors in fiber cement and hardboard siding markets, resulting in lower selling prices (6%) when compared to the same period last year. Shipments of hardboard siding were 3% greater than the same period last year. Exterior Plastics sales have been negatively impacted by the discontinuation of industrial plastic product sales as part of a restructuring in the second quarter of 1997 offset by an increase in vinyl siding sales. Vinyl siding sales increased due to the continued growth in the wholesale distributor and home center retailer distribution channels. Vinyl siding volumes were 12% greater than the same period last year. Selling prices for vinyl siding were 5% lower than the same period last year.

GROSS PROFIT
------------

          Gross profit decreased by $2.3 million (8.5%) from $27.4 million for the three months ended June 30, 1997 to $25.1 million in the 1998 quarter. Pricing pressure on all Exterior siding products was the principal contributor to the decrease in gross profit. Gross profit as a percentage of net sales decreased from 31.0% for the three months ended June 30, 1997 to 27.2% for the 1998 quarter primarily due to lower pricing in the exterior hardboard siding, fiber cement siding and vinyl siding products when compared to the same period last year.

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES
---------------------------------------------

          Selling, general and administrative expenses increased by $1.2 million (9.4%) from $13.2 million for the three months ended June 30, 1997 to $14.4 million in the 1998 quarter. Selling, general and administrative expenses increased due to increased promotional and advertising expenses in the vinyl siding product line ($0.9 million) and additional legal fees as a result of the class action lawsuits (See Note 6 of the Condensed Notes to the Unaudited Financial Statements). Selling, general and administrative costs as a percentage of net sales increased from 14.9% for the three months ended June 30, 1997 to 15.7% for the 1998 quarter. The higher cost as a percentage of net sales is due to the items discussed above.

RESTRUCTURING CHARGE
--------------------

          On July 7, 1997 the Company announced that it was restructuring its Plastic Products Group. The restructuring program was implemented to phase out the Company's Plastics industrial business and to allow the Company to focus on specialty building products. Accordingly, the Company recognized a $10.4

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

Quarter Ended June 30, 1998 compared to Quarter Ended June 30, 1997 (Continued)
-------------------------------------------------------------------------------

million charge during the period ended June 30, 1997. $8.9 million of the restructuring charge consisted of a write-down of certain machinery and equipment, inventory and goodwill to net realizable values, the remaining $1.5 million consisted of severance payments and outstanding lease obligations related to the closing of certain leased facilities. The impact on diluted earnings per share for the quarter ended June 30, 1997 amounted to $0.56. At June 30, 1998 the remaining balance of $0.6 million related to the restructuring is included in the accrued expenses in the Company's consolidated balance sheet.

OPERATING INCOME
----------------

          Operating Income increased by $6.8 million (179.6%) from $3.8 million for the three months ended June 30, 1997 to $10.6 million for the 1998 quarter. The increase is primarily due to the 1997 restructuring charge ($10.4 million) offset by impact of pricing pressures on the exterior hardboard siding, vinyl siding and fiber cement siding product lines during the quarter ended June 30,1998.

OTHER INCOME (EXPENSE)
----------------------

          Interest expense increased $0.6 million from $2.0 million (net of $0.8 million of capitalized interest) for the three months ended June 30, 1997 to $2.6 million (net of $0.1 million of capitalized interest) for the 1998 quarter. Higher outstanding indebtedness was partially offset by a slight decline in the Company's weighted average interest rate on outstanding borrowings during the three months ended June 30, 1998 as compared to the 1997 quarter.

NET INCOME
-----------

          Net Income increased by $3.8 million (332.4%) from $1.1 million for the three months ended June 30, 1997 to $5.0 million for the 1998 quarter. The increase is attributable to the factors discussed above.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------

NET SALES
---------

          Net sales increased by $2.4 million (1.5%) from $165.4 million for the six months ended June 30, 1997 to $167.8 million for the same period in 1998. This increase reflects a $2.9 million (4.4%) increase in Specialty Products sales offset by a $0.5 million (0.5%) decrease in Exterior Product sales.

          The increase in Specialty Product sales of $2.9 million was attributable to a $2.0 million increase in interior hardboard sales and a $0.9 million increase in plastic moulding sales. Plastic moulding sales increased due to continued growth with the home center retailers . Shipments of moulding were 4.1% greater than the same period last year. Interior hardboard sales were impacted by strong demand for the tileboard and designer series hardboard paneling products as well as continued penetration into the home center retailer market. Shipments of interior hardboard were 0.8% greater than the same period last year.

          The decrease in Exterior Products sales of $0.5 million was attributable to a decrease of $4.4 million in exterior hardboard siding, a $2.1 million decrease in exterior plastics, offset by a $6.0 million increase in fiber cement siding, a product introduced during the second half of 1997. Exterior hardboard siding sales were impacted by aggressive pricing by competitors in fiber cement and hardboard siding markets, resulting in lower selling prices (5%) and lower volumes (4%) when compared to the same period

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997
-------------------------------------------------------------------------
(Continued)
-----------

last year. Exterior Plastics sales have been negatively impacted by the discontinuation of industrial plastic product sales as part of a restructuring in the second quarter of 1997 offset by an increase in vinyl siding sales. Vinyl siding sales increased due to the continued growth in the wholesale distributor and home center retailer distribution channels. Vinyl siding volumes were 16% greater than the same period last year. Selling prices for vinyl siding were 6% lower than the same period last year.

GROSS PROFIT
------------

          Gross profit decreased by $7.8 million (15.1%) from $51.8 million for the six months ended June 30, 1997 to $44.0 million for the same period in 1998. Lower volume and price reductions implemented on exterior hardboard siding, as well as, lower selling prices in vinyl siding products were the principal contributors to the decrease in gross profit. In addition, lower realizations in fiber cement siding have negatively impacted gross profit for the six months ended June 30, 1998. Gross profit as a percentage of net sales decreased from 31.3% for the six months ended June 30, 1997 to 26.2% for the 1998 period primarily due to lower pricing in all the Exterior Product siding lines as well as lower volumes in exterior hardboard siding.

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES
---------------------------------------------

          Selling, general and administrative expenses increased by $0.2 million (0.7%) from $26.3 million for the six months ended June 30, 1997 to $26.5 million in the 1998 period. Selling, general and administrative expenses increased due to additional promotional and advertising expenditures. Selling, general and administrative costs as a percentage of net sales decreased from 15.9% for the six months ended June 30, 1997 to 15.8% for the 1998 period. The lower cost as a percentage of net sales is due to additional revenues generated by the new fiber cement siding product line as well as a reduction in certain general and administrative expenses for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

RESTRUCTURING CHARGE
--------------------

          On July 7, 1997 the Company announced that it was restructuring its Plastic Products Group. The restructuring program was implemented to phase out the Company's Plastics industrial business and to allow the Company to focus on specialty building products. Accordingly, the Company recognized a $10.4 million charge during the period ended June 30, 1997. $8.9 million of the restructuring charge consisted of a write-down of certain machinery and equipment, inventory and goodwill to net realizable values, the remaining $1.5 million consisted of severance payments and outstanding lease obligations related to the closing of certain leased facilities. The impact on diluted earnings per share for the six months ended June 30, 1997 amounted to $0.56. At June 30, 1998 the remaining balance of $0.6 million related to the restructuring is included in the accrued expenses in the Company's consolidated balance sheet.

OPERATING INCOME
----------------

          Operating Income increased by $2.4 million (15.8%) from $15.2 million for the six months ended June 30, 1997 to $17.5 million for the 1998 period. The increase is primarily due to the 1997 restructuring charge ($10.4 million) offset by the impact of pricing pressures on the exterior hardboard siding, vinyl siding and fiber cement siding product lines during the six months ended June 30,1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------
(CONTINUED)
-----------

OTHER INCOME (EXPENSE)
----------------------

     Interest expense increased $1.8 million from $3.2 million (net of $1.6 million of capitalized interest) for the six months ended June 30, 1997 to $5.0 million (net of $0.3 million of capitalized interest) for the 1998 quarter. Higher outstanding indebtedness was partially offset by a slight decline in the Company's weighted average interest rate on outstanding borrowings during the six months ended June 30, 1998 as compared to the 1997 period.

NET INCOME
-----------

     Net Income increased by $0.5 million (6.3%) from $7.3 million for the six months ended June 30, 1997 to $7.8 million for the 1998 period. The increase is attributable to the factors discussed above.

SIGNIFICANT BUSINESS TRENDS
---------------------------

     Management believes that the level of housing starts has a significant influence on the Company's ability to generate sales, particularly in relation to demand for its siding products. The level of housing starts in the United States increased from 1.3 million in 1995 to 1.61 million as of June, 1998. The level of housing starts in Canada increased from 0.111 million in 1995 to 0.139 million in May, 1998.

     The cost of thermoplastic resins (polystyrene, polypropylene, polyethylene and polyvinyl chloride) used in the Company's Specialty Products and Exterior Products are subject to price volatility. Management believes that product price increases, continuing cost reduction programs and increased production efficiencies will counteract, to some extent, the impact of raw material price increases.

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

     Management also believes that continued penetration into the home center retailer market will have a significant beneficial influence on the Company's level of business activity. Sales to these customers have increased approximately 14% for the six months ended June 1998 when compared to the same period last year. In addition, sales to the top three home center retailer customers increased 28% for the six months ended June 1998 as compared to the same period last year. Management believes that this market will continue to grow in importance to the Company.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

     Historically, the Company derived its cash from funds generated by operations and from third-party financings, including the Credit Facility. The Company believes that its operating cash flow, together with borrowings under the Credit Facility, will be sufficient to meet its operating expenses, capital requirements and debt service requirements.

     At June 30, 1998, the Company had working capital of $70.7 million with a current ratio of 2.5 to 1.0 as compared with working capital of $55.7 million and a current ratio of 2.5 to 1.0 at December 31, 1997. The increase in working capital was primarily due to the increase in accounts receivable and inventories, partially offset by an increase in accounts payable and accrued expenses. The increase in accounts receivable and accounts payable were a result of the increase in business activity in the second quarter of 1998 versus the last quarter of 1997.

     Capital expenditures during the three months ended March 31, 1998 amounted to approximately $6.6 million, and were incurred primarily for improvements of the Company's manufacturing facilities, including $2.1 million related to the retrofitting of the vinyl siding manufacturing facility in Holly Springs.

     Debt increased from $132.9 million at December 31, 1997 to $135.5 million (including $12.5 million of current maturities) as of June 30, 1998. The increase in debt was primarily due to the increases in working capital and capital expenditures offset, in part, by cash generated from operations.

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

     On February 2, 1998 the Company and its bank group executed a First Amendment to the Third Amended and Restated Credit Agreement (the "Credit Facility") which superseded all prior credit agreements. The Credit Facility provides a line of credit to the Company totaling $225.0 million consisting of a $175.0 million continuing revolving credit facility (the "Revolving Credit Facility") and a term loan facility (the "Term Loan") under which the Company borrowed $50.0 million on April 3, 1995. The Credit Facility matures on March 10, 2002, subject to extensions for additional one-year periods. The Term Loan requires 16 equal quarterly principal payments of $3.125 million commencing on June 30, 1997, and continuing through March 31, 2001. As of June 30, 1998, $34.4 million was outstanding under the Term Loan and the interest rate on the Term Loan was 7.99% and $87.0 million was outstanding under the Revolving Credit Facility and the weighted average interest rate on the outstanding Revolving Credit Facility was 6.21%.

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


CERTAIN LITIGATION
------------------

     In recent years, a number of lawsuits have been brought against manufacturers of OSB and exterior hardboard siding products alleging various design and production defects and breach of express or implied warranties. Such litigation has resulted in substantial settlements by certain competitors of the Company. The Company has been named as a defendant in similar litigation (see
Note 6 of the Condensed Notes to the Unaudited Financial Statements). The Company believes that its exterior hardboard siding products are free of defects and, when properly installed and maintained, are suitable for their intended purposes and meet all applicable quality standards. Nevertheless, no assurance can be given that the Company will not be required to expend significant resources to defend against claims of this nature.


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

ACCOUNTING CHANGES
------------------

     In 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the notes to the condensed consolidated financial statements for interim reporting purposes. In July 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". This standard expands certain reporting and disclosure requirements for segments from current standards. The Company is not required to adopt SFAS No. 131 until December 1998. The expected impact of the adoption of SFAS No. 131 will not be material.

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

           Filed on August 3, 1998.

                                  SIGNATURES
                                  ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date:  August 12, 1998



                       ABT BUILDING PRODUCTS CORPORATION




                      ____________________________________
                               Joseph P. O'Neill
                       (Vice President - CFO)