Form 10-Q
period 1998-09-30
ABT BUILDING PRODUCTS CORP
filed 1998-11-13
CIK 902476

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                              __________________

                                   FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              __________________

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
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
                                                       --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes   X   .   No ________.
                                                       -------

     As of the close of business on November 13,1998, the registrant had outstanding 10,674,160 shares of Common Stock.

                     ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES



                                 INDEX


PART I:  FINANCIAL STATEMENTS                                PAGE NUMBER
-----------------------------                                -----------

  Unaudited Balance Sheets as of December 31, 1997
  and September 30, 1998                                         3


  Unaudited Statements of Income for the three
  months and nine months ended September 30, 1997
  and September 30, 1998                                         4

  Unaudited Statements of Cash Flows for the nine months
  ended September 30, 1997 and September 30, 1998                5

  Condensed Notes to Unaudited Financial
  Statements                                                6 - 20


  Management's Discussion and Analysis of
  Financial Condition and Results of Operations            21 - 27



PART II:  OTHER INFORMATION                                     28
---------------------------

  Signature Page                                                29

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                 (in thousands)

                                              December 31, 1997          September 3O, 1998
                                             ------------------         --------------------
                                                                           (unaudited)
                Assets

CURRENT ASSETS
  Cash and cash equivalents                      $    329                 $  3,234
  Accounts receivable, less allowances of
  $6,303 and $6,778, respectively                  29,395                   44,730
  Inventories                                      57,682                   56,961
  Prepald expenses                                  5,305                    4,498
  Deferred tax assets                               1,313                    2,241
                                                 --------                 --------
  Total Current Assets                             94,024                  111,664
                                                 --------                 --------


PROPERTY, PLANT AND EQUIPMENT
  Land                                              4,063                    4,137
  Buildings and improvements                       44,153                   47,860
  Machinery and equipment                         168,071                  180,183
  Furniture and fixtures                            5,227                    5,477
  Construction in progress                         18,140                    8,816
                                                 --------                 --------
                                                  239,654                  246,473
  Less accumulated depreciation                   (42,660)                 (54,121)
                                                 --------                 --------
  Net property, plant and equipment               196,994                  192,352


OTHER ASSETS, Net                                   9,917                   11,110

GOODWILL, Net                                       8,297                    7,916
                                                 --------                 --------
  Total Assets                                   $309,232                 $323,042
                                                 ========                 ========
        Liabilities & Stockholders' Equity

CURRENT LIABILITIES
  Current maturities of long-term debt           $ 12,501                 $ 12,500
  Accounts payable                                 14,467                   15,528
  Accrued expenses                                 11,373                   16,914
                                                 --------                 --------
  Total Current Liabilities                        38,341                   44,942

LONG-TERM DEBT                                    120,410                  109,716
OTHER LONG TERM LiABILITIES                         7,279                    7,446
DEFERRED INCOME TAXES                              18,361                   23,411


STOCKHOLDERS' EQUITY
  Common stock                                        122                      122
  Additional paid-In capItal                       59,926                   59,521
  Cumulative translation adjustment                (1,556)                  (2,918)
  Retained earnings                                92,127                  105,325
  Less treasury shares                            (25,778)                 (24,523)
                                                 --------                 --------
  Total Stockholders' Equity                      124,841                  137,527
                                                 --------                 --------

  Total Liabilities and Stockholders' Equity     $309,232                 $323,042
                                                 ========                 ========

              See accompanying notes to the financial statements

              ABT Building Products Corporation and Subsidiaries
                       Statements of Income (unaudited)
                     (in thousands, except per share data)


                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                           1997           1998            1997             1998
                                                        ----------     ----------      ----------      -----------
NET SALES                                               $   87,516     $   90,709      $  252,935      $   258,545

COST OF SALES                                               63,135         66,047         176,718          189,863
                                                        ----------     ----------      ----------      -----------

        Gross profit                                        24,381         24,662          76,217           68,682

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                                 13,372         13,440          39,650           39,911

RESTRUCTURING CHARGE                                             -              -          10,397                -
                                                        ----------     ----------      ----------      -----------

        Operating income                                    11,009         11,222          26,170           28,771

OTHER INCOME (EXPENSE)                                      (2,544)        (2,459)         (5,811)          (7,482)
                                                        ----------     ----------      ----------      -----------

        Income before income taxes                           8,465          8,763          20,359           21,289

PROVISION FOR INCOME TAXES                                   3,210          3,331           7,801            8,091
                                                        ----------     ----------      ----------      -----------

        Net Income                                      $    5,255     $    5,432      $   12,558      $    13,198
                                                        ==========     ==========      ==========      ===========

INCOME PER COMMON SHARE
        BASIC                                           $     0.50     $     0.51      $     1.19      $      1.24
                                                        ==========     ==========      ==========      ===========

        DILUTED                                         $     0.46     $     0.48      $     1.08      $      1.16
                                                        ==========     ==========      ==========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        BASIC                                               10,549         10,674          10,542           10,656
                                                        ==========     ==========      ==========      ===========

        DILUTED                                             11,472         11,367          11,628           11,387
                                                        ==========     ==========      ==========      ===========


              See accompanying notes to the financial statements

              ABT Building Products Corporation and Subsidiaries
                     Statements of Cash Flows (unaudited)
                                (in thousands)


                                                                                       Nine Months Ended
                                                                                         September 30,

                                                                                  1997                  1998
                                                                           -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                           $12,558                $13,198
Adjustments to reconcile net income to net cash provided by
        (used in) operating activities-
        Writedown of assets due to restructuring                                       7,131                      -
        Depreciation and amortization                                                 11,521                 14,858
        Deferred income taxes                                                          4,185                  4,122
        Cumulative translation adjustment                                               (882)                (1,362)

        Changes in certain assets and liabilities-
           Accounts receivable                                                       (12,022)               (15,335)
           Inventories                                                                (6,158)                   721
           Other assets                                                               (3,028)                  (769)
           Accounts payable and accrued expenses                                         722                  6,769
                                                                          -------------------     ------------------
              Net cash provided by (used in) operating activities                     14,027                 22,202
                                                                          -------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                 (48,217)                (9,452)
                                                                          -------------------     ------------------
              Net cash used in investing activities                                  (48,217)                (9,452)
                                                                          -------------------     ------------------


CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit                                                      36,369                (10,695)
 Exercise of stock options                                                              (254)                   850
                                                                          -------------------     ------------------
              Net cash provided by financing activities                               36,115                 (9,845)
                                                                          -------------------     ------------------

              Net increase (decrease) in cash                                          1,925                  2,905


 Cash and Cash equivalents, beginning of period                                           24                    329
                                                                          -------------------     ------------------

 Cash and Cash equivalents, end of period                                            $ 1,949                $ 3,234
                                                                          ===================     ==================

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


(2)  BASIS OF PRESENTATION

     The consolidated balance sheets at December 31, 1997, and September 30, 1998, and the consolidated statements of operations and cash flows for the nine months ended September 30, 1997 and 1998, include the accounts of ABT BUILDING PRODUCTS CORPORATION, a Delaware corporation ("ABT"), and its wholly owned subsidiaries ABTCO, INC. ("ABTCO") and ABT CANADA, LIMITED ("ABT CANADA") (collectively referred to as the "Company").

     In April 1998, the AICPA issued Statement of Position 98-5 " Reporting on Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires non-government entities to expense start-up costs, including organization costs, as incurred. SOP 98-5 is effective for financial statements for periods beginning after December 15, 1998 (the Company's fiscal year beginning January 1, 1999). When adopted, all capitalized start-up costs must be expensed and recorded as a change in accounting principle. The Company has approximately $3.0 million of capitalized start-up costs recorded on its balance sheet as of September 30, 1998. The Company is studying the potential impact of SOP 98-5 and has not decided when it will adopt the new standard.

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  INVENTORIES

       Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory costs include material, labor, and manufacturing overhead (in thousands).

                                                DECEMBER 31,             SEPTEMBER 30,
                                                    1997                      1998
                                          ----------------------    ----------------------
     Finished products and work in            $           38,935        $           38,710
       process
     Raw materials                                         9,560                     9,427
     Operating parts and supplies                          9,187                     8,824
                                          ----------------------    ----------------------
                                              $           57,682        $           56,961
                                          ======================    ======================

(4)  LONG-TERM DEBT

       Long-term debt as of December 31, 1997, and September 30, 1998, consisted of the following (in thousands):

                                                 DECEMBER 31,               SEPTEMBER 30,
                                                     1997                       1998
                                           ----------------------     ----------------------
Total debt---
  Revolving line of credit                   $           80,675         $           76,000
  Term loans                                             40,625                     31,250
  MISSISSIPPI BUSINESS FINANCE CORP. BONDS:
        Series 1997A                                      1,000                      1,000
        Series 1997B                                     10,610                     13,966
  Capital lease obligations                                   1                          -
                                           ----------------------     ----------------------
                                                        132,911                    122,216
Less---current maturities                               (12,501)                   (12,500)
                                           ----------------------     ----------------------
           TOTAL LONG-TERM DEBT              $          120,410         $          109,716
                                           ======================     ======================

       On April 1, 1997 the Company entered into a loan agreement with the Mississippi Business Finance Corporation for the issuance of $1.0 million Variable Rate Demand Revenue Bonds (Series 1997A) and $16.5 million Taxable Variable Rate Demand Revenue Bonds (Series 1997B) to finance the acquisition and retrofitting of a vinyl siding manufacturing facility in Holly Springs, Mississippi. The bonds bear interest rates determined weekly by the remarketing agent. The interest rates at September 30, 1998 were 4.25% and 5.60%, respectively. The bonds mature on April 1, 2022 and are backed by Irrevocable Letters of Credit issued under the Company's Revolving Credit Agreement. The amounts included in total debt reflect drawings against the proceeds of the issued amount of the bonds.

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

      Total Comprehensive Income for the three months and the nine months ended September 30, 1997 and 1998 was as follows:

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                             ----------------------------------  -------------------------------
                                                   1997              1998             1997             1998
                                             ----------------  ----------------  ---------------  --------------
Net Income                                            $5,255            $5,432          $12,558         $13,198
Cumulative Translation Adjustment                       (121)             (666)            (882)         (1,362)
                                                      ------            ------          -------         -------
Total Comprehensive Income                            $5,134            $4,766          $11,676         $11,836
                                                      ======            ======          =======         =======

      Commencing in the third quarter of 1994, the Board of Directors authorized the repurchase of up to 2,200,000 shares of the Company's Common Stock in open market transactions. At September 30, 1998, the Company had repurchased 1,537,000 shares for a total cost of $24,522,990 (net of shares reissued). The cost to repurchase the treasury shares has been recorded as a reduction of stockholders' equity.


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

              ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation

     The Company and ABTco have been named as defendants in a class action and six separate putative class actions (the "Hardboard Siding Actions") arising from hardboard siding manufactured, distributed, or sold by them or by Abitibi-Price Corporation ("APC"), Abitibi-Price, Inc. ("API") or Abitibi-Consolidated, Inc. ("ACI"). APC, API, and ACI have also been named as defendants in these actions, and APC has been named a defendant in certain other actions, which may result in liability for the Company under the terms of the Indemnity Settlement as described below:

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
                  -----

     The Company and ABTco intend to defend the action vigorously.

     (2)  Foster et al. v. ABTco, Inc., ABT Building Products Corporation,
          ------------     -----------------------------------------------
Abitibi-Price, Inc. and Abitibi-Price Corporation, Docket No. CV-95-151
--------------------------------------------------
M, Circuit Court for Choctaw County, Alabama (the "Foster Action").
                                                   ------

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

     On December 22, 1995, this action was conditionally certified as a class action by ex parte order.
          -- -----

     On January 23, 1996, defendants removed the action to the United States District Court for the Southern District of Alabama. By order dated November 21, 1997, that Court remanded the action to the Circuit Court of Choctaw County, Alabama, where it is currently pending. On October 31, 1996, defendants filed an answer that denies all material allegations of the amended complaint and asserts affirmative defenses.

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
                CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS


(6)   COMMITMENTS AND CONTINGENCIES (CONTINUED)


     The parties are currently conducting certification discovery.

     The Company and ABTco intend to defend the action vigorously.

     (3)  Dunn et al. v. ABTco, Inc., ABT Building Products Corporation,
          ----------     -----------------------------------------------
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

     The Company and ABTco intend to defend the action vigorously.

     (4)  Ezzell et al. v. ABTco, Inc., ABT Building Products Corporation,
          ------------     -----------------------------------------------
Abitibi-Price, Inc. and Abitibi-Price Corporation, No. 97-CVS-167,
--------------------------------------------------
Superior Court of Onslow County, North Carolina.

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

     By order signed on October 2, 1997, the court granted defendants' motion to stay the action, provided that in the event the court in the Foster Action
                                                                ------
shall enter an order decertifying, in whole or in part, the classes and subclasses conditionally certified in that action in such a way that the representative plaintiffs in this action are not represented in that action, the plaintiffs in this action may move for reconsideration of the stay.

     The Company and ABTco intend to defend the action vigorously.

     (5)  Fiedler et al. v. ABT Building Products Corporation, ABTco, Inc.,
          --------------    -----------------------------------------------
Abitibi-Price, Corp. and Abitibi-Consolidated, Inc., Civil Action No. 97-CP-08-
----------------------------------------------------
1545, Court of Common Pleas of Berkeley County, South Carolina.

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

     On October 29, 1997, defendants removed the action to the United States District Court for the District of South Carolina. On November 5, 1997, defendants served an answer that denies all material allegations of the complaint and asserts affirmative defenses. With consent of defendants, the District Court remanded the case to the Court of Common Pleas of Berkeley County by order dated Decem-ber 10, 1997. On February 11, 1998, defendants moved to stay the action. On April 9, 1998, the Court denied that motion. The action is currently in discovery.

     The Company and ABTco intend to defend the action vigorously.

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS



(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

  (6) Jackson et al. v. ABTco, Inc., Abitibi-Price Corporation, Abitibi-
      ---------------   -----------------------------------------------
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

  The Company and ABTco intend to defend the action vigorously.

  (7)  Roach et al. v. ABTco, Inc., ABT Building Products Corporation, Abitibi-
       -------------   -------------------------------------------------------
Price Corporation, Abitibi-Consolidated, Inc. and Destiny Industries, Inc.,
---------------------------------------------------------------------------
Civil Action No. 98-9794-3, Superior Court of DeKalb County, Georgia.

  On September 25, 1998, plaintiff Tracy Roach filed the complaint in this action on behalf of herself and a putative class composed of all past and present owners of mobile homes who reside or resided in Georgia and whose mobile homes had compressed wood fiber exterior siding designed, marketed, or manufactured by the Company, ABTco, APC or ACI. Plaintiff's complaint alleges that defendants' siding is defective and fails to perform as warranted by prematurely deteriorating, rotting,

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

swelling, cracking, splitting, delaminating, absorbing water, warping, bulging and/or buckling under normal conditions and exposure. Plaintiffs' complaint asserts purported claims for breach of express warranty, breach of implied warranty of merchantability, and negligence/negligence per se/gross negligence. Plaintiffs, on behalf of themselves and the putative class, seek actual, consequential, and punitive damages "not to exceed $74,999.00 per class member," and the costs and expenses of the lawsuit. ABTco was served with a copy of the summons and complaint on or about November 2, 1998. The action has not been certified as a class action.

  The Company and ABTco intend to defend the action vigorously.

  (8)  Lillis et al. v. Abitibi-Price Corporation and Sunstate Manufactured
       -------------    ---------------------------------------------------
Homes of Georgia, Inc. d/b/a Peach State Homes, Inc., Case No. 97-18136 CA21,
----------------------------------------------------
Circuit Court of Dade County, Florida (the "Lillis Action").
                                            ------

  On August 13, 1997, plaintiff Gloria Lillis filed this action in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida against APC and Sunstate Manufactured Homes of Georgia, Inc. The plaintiff alleged that she was suing APC on behalf of herself and a putative class composed of all persons who purchased in the State of Florida a new manufactured home with APC hardboard siding. Plaintiff's complaint alleges that APC's hardboard siding is defective because under normal maintenance it deteriorates, delaminates, disintegrates, and has virtually no resistance to moisture. Plaintiff's complaint against APC asserts purported claims for breach of express warranty and a Florida statutory claim for failure satisfactorily to resolve a warranty claim. Plaintiff, on behalf of herself and the putative class, seeks compensatory damages, attorneys' fees, costs and interest.

  On September 17, 1997, defendants removed the action to the United States District Court for the Southern District of Florida. On April 23, 1998, the Court dismissed the action without prejudice by reason of the pendency of the Foster Action. On May 26, 1998, plaintiff filed a notice of appeal of this
------
decision.

  On October 6, 1998, the trial judge issued an order sua sponte that indicated, if he were to regain jurisdiction, he intended to vacate the dismissal without prejudice and reconsider the motion to remand. On October 16, 1998, plaintiff filed a motion for interim remand with the United States Court of Appeals for the Eleventh Circuit.

  (8)  Arredondo, et al. v. Masonite Corporation, Abitibi-Price Corporation, MG
       -----------------    ---------------------------------------------------
Building Materials, Inc., and Nu-Air Manufacturing Co., Inc., Cause No. 4571,
------------------------------------------------------------

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

  District Court of Jim Hogg County, Texas (the "Arredondo Action"); and Adams,
                                                 ---------               ------
et al. v. Masonite Corporation, Abitibi-Price Corporation, MG Building
------    ------------------------------------------------------------
Materials, Inc. and Nu-Air Manufacturing Co., Inc., Cause No. 16707, District
--------------------------------------------------
Court of Duval County, Texas, (the "Adams Action").
                                    -----

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

  Under the terms of the Indemnity Settlement, with respect to non-class action claims relating to APC Board, the Company is responsible for the first $100,000 in

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS


(6)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

each calendar year of all amounts paid for settlements, judgments and associated fees and expenses of local outside counsel. APC and the Company are each responsible for 50% of such amounts in excess of $100,000 per year up to $5,000 with respect to individual claims. APC is responsible for 100% of amounts in excess of $5,000 with respect to individual claims. The Adams Action and the
                                                              ------
Arredondo Action are treated as Non-Class Action Claims under the Indemnity
---------
Settlement. With respect to Non-Class Action Claims relating to ABT Board, the Company shall pay 100% of any amounts paid for settlements, judgments and associated fees and expenses of local outside counsel representing the parties in the jurisdictions where litigation or arbitration involving such claims is pending.

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

  The Company and ABTco are involved in two lawsuits with one of their insurance carriers, Employers Insurance of Wausau, regarding the insurance coverage available as relates to several of the Hardboard Siding Actions:

  (1) Employers Insurance of Wausau, A Mutual Company v. ABT Building Products
      ------------------------------------------------   ---------------------
Corporation and ABTco, Inc., Case No. 98-CV-86, Circuit Court of Marathon
---------------------------
County, Wisconsin.

  On February 16, 1998, plaintiff Employers Insurance Wausau, A Mutual Company ("Wausau") filed this action in the Circuit Court of Marathon County, Wisconsin, against the Company and ABTco. Wausau's lawsuit denies that Plaintiff has an obligation to defend or indemnify the Company or ABTco in connection with all or part of the Foster Action, the Fiedler Action, the Dunn Action, the Ezzell
            ------             -------             ----             ------
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

  On September 3, 1998, Wausau filed a notice of appeal of the decision to dismiss.

  (2) ABT Building Products Corp. and ABTco, Inc. v. Employers Insurance of
      --------------------------------------------   ----------------------
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

  On June 10, 1998, Wausau filed a motion to dismiss or stay the action, based upon the pendency of Wausau's duplicative action in Wisconsin, or in the alternative for a transfer of venue to Jefferson County. Wausau subsequently agreed to withdraw its motions to dismiss or stay, and consequently, on August 21, 1998, the court dismissed the motions as moot.

  On September 9, 1998, Wausau filed an "Answer, Affirmative Defenses and Counterclaims" that denied all material allegations of the complaint, asserted affirmative defenses, and asserted counterclaims against the Company and ABTco for allegedly making material misstatements and allegedly concealing material facts during negotiation for the insurance policy at issue. The counterclaims seek damages and rescission or reformation of the insurance policy at issue.

  On October 13, 1998, ABT moved to dismiss Wausau's counterclaims.

  The Company and ABTco intend to defend against the counterclaims vigorously.

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



(7)  SUPPLEMENTAL CASH FLOW DISCLOSURE


     In addition to the information provided in the statements of cash flows, the following is a supplemental disclosure of cash flow information (in thousands):

                                                               FOR NINE                  FOR NINE
                                                           MONTHS ENDED              MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                                   1997                       1998
                                                -----------------------    -----------------------
Cash paid during period for ---
       Interest..........................                       $6,644                     $7,636
       Income taxes......................                        6,502                      2,657



(8)  RESTRUCTURING CHARGE


     On July 7, 1997 the Company announced that it was restructuring its Plastic Products Group. The restructuring program was implemented to phase out the Company's Plastics industrial business and to allow the Company to focus on specialty building products. Accordingly, the Company recognized a $10.4 million charge during the period ended June 30, 1997. $8.9 million of the restructuring charge consisted of a write-down of certain machinery and equipment, inventory and goodwill to net realizable values, the remaining $1.5 million consisted of severance payments and outstanding lease obligations related to the closing of certain leased facilities. The impact on diluted earnings per share for the year ended December 31, 1997 amounted to $0.56. At September 30, 1998 the remaining balance of $0.4 million related to the restructuring is included in the accrued expenses in the Company's consolidated balance sheet.

               ABT BUILDING PRODUCTS CORPORATION AND SUBSIDIARIES
               CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS


(9)  EARNINGS PER SHARE


       Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the three months ended September 30, 1997 and 1998, the effect of potentially dilutive stock options was 922,758 and 692,439, respectively. For the nine months ended September 30, 1997 and 1998, the effect of potentially dilutive stock options was 1,086,552 and 731,260, respectively. The Company had additional outstanding stock options of 213,489 and 1,309,267 as of September 30, 1997 and 1998, respectively, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------


QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997
-----------------------------------------------------------------------------

NET SALES
---------

          Net sales increased by $3.2 million (3.6%) from $87.5 million for the quarter ended September 30, 1997 to $90.7 million in the 1998 quarter. This increase reflects a $1.2 million (3.9%) increase in Specialty Products sales and a $2.0 million (3.5%) increase in Exterior Product sales.

          The increase in Specialty Product sales of $1.2 million was attributable to a $0.7 million increase in interior hardboard sales and a $0.5 million increase in plastic moulding sales. Interior hardboard sales were impacted by strong demand for tileboard, doorskins and industrial hardboard paneling products. Shipments of interior hardboard were 2.0% greater than the same period last year. Shipments of mouldings were 7.7% greater than the same period last year. Continued strong demand in the home center retailer market is the primary reason for increased shipments of Specialty Products.

          The increase in Exterior Products sales of $2.0 million was attributable to an increase of $0.7 million in fiber cement siding, a product introduced during the second half of 1997, an increase of $1.5 million in exterior hardboard siding, offset by a $0.2 million decrease in exterior plastics sales. Shipments of hardboard siding were 9.7% greater than the same period last year. Exterior Plastics sales have been negatively impacted by the discontinuation of industrial plastic product sales as part of a restructuring in the second quarter of 1997 offset by an increase in vinyl siding sales. Vinyl siding sales increased due to the continued growth in the wholesale distributor and home center retailer distribution channels. Vinyl siding volumes were 18.7% greater than the same period last year. Selling prices for vinyl siding were 5% lower than the same period last year.

GROSS PROFIT
------------

          Gross profit increased by $0.3 million (1.2%) from $24.4 million for the three months ended September 30, 1997 to $24.7 million in the 1998 quarter. Increased shipments, partially offset by lower pricing in the siding market, as well as start-up costs related to both the vinyl siding facility in Mississippi and the fiber cement facility located in North Carolina, were the principal contributors to the increase in gross profit. Gross profit as a percentage of net sales decreased from 27.9% for the three months ended September 30, 1997 to 27.2% for the 1998 quarter primarily due to lower pricing in the fiber cement siding and vinyl siding products when compared to the same period last year.

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES
---------------------------------------------

          Selling, general and administrative expenses increased by $0.1 million (0.5%) from $13.4 million for the three months ended September 30, 1997 to $13.4 million in the 1998 quarter. Selling, general and administrative expenses increased due to additional legal fees as a result of the class action lawsuits (See Note 6 of the Condensed Notes to the Unaudited Financial Statements), continuing costs related to the Year 2000 Compliance issue, partially offset by various cost reduction programs implemented to reduce selling, general and administrative expense. Selling, general and administrative costs as a percentage of net sales decreased from 15.3% for the three months ended September 30, 1997 to 14.8% for the 1998 quarter. The lower cost as a percentage of net sales is due to the items discussed above.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------


Quarter Ended September 30, 1998 compared to Quarter Ended September 30, 1997
-----------------------------------------------------------------------------
(Continued)
-----------


OPERATING INCOME
----------------

          Operating Income increased by $0.2 million (1.9%) from $11.0 million for the three months ended September 30, 1997 to $11.2 million for the 1998 quarter. The increase is primarily due to increased sales, partially offset by the lower pricing in the siding market.

OTHER INCOME (EXPENSE)
----------------------

          Interest expense decreased $0.1 million from $2.5 million (net of $0.1 million of capitalized interest) for the three months ended September 30, 1997 to $2.4 million for the 1998 quarter. Slightly lower outstanding indebtedness and a decline in the Company's weighted average interest rate on outstanding borrowings during the three months ended September 30, 1998 as compared to the 1997 quarter, were the principal reasons for the decrease in interest expense.

NET INCOME
-----------

          Net Income increased by $0.2 million (3.4%) from $5.3 million for the three months ended September 30, 1997 to $5.4 million for the 1998 quarter. The increase is attributable to the factors discussed above.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1997
----

NET SALES
---------

          Net sales increased by $5.6 million (2.2%) from $252.9 million for the nine months ended September 30, 1997 to $258.5 million for the same period in 1998. This increase reflects a $4.1 million (4.3%) increase in Specialty Products sales and a $1.5 million (1.0%) increase in Exterior Product sales.

          The increase in Specialty Product sales of $4.1 million was attributable to a $2.7 million increase in interior hardboard sales and a $1.4 million increase in plastic moulding sales. Plastic moulding sales increased due to continued growth with the home center retailers. Shipments of moulding were 5.3% greater than the same period last year. Interior hardboard sales were impacted by strong demand for tileboard, doorskins and designer series hardboard paneling products as well as continued penetration into the home center retailer market. Shipments of interior hardboard were 1.2% greater than the same period last year.

          The increase in Exterior Products sales of $1.5 million was attributable to an increase of $6.7 million in fiber cement siding, a product introduced during the second half of 1997, offset by a $2.9 million decrease in exterior hardboard siding and a $2.3 million decrease in exterior plastics. Exterior hardboard siding sales were impacted by aggressive pricing by competitors in fiber cement and hardboard siding markets, resulting in lower selling prices (3.7%) on a slight increase in volume (0.2%) when compared to

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1997 (Continued)
----------------

the same period last year. Exterior Plastics sales have been negatively impacted by the discontinuation of industrial plastic product sales as part of a restructuring in the second quarter of 1997 offset by an increase in vinyl siding sales. Vinyl siding sales increased due to the continued growth in the wholesale distributor and home center retailer distribution channels. Vinyl siding volumes were 16.9% greater than the same period last year. Selling prices for vinyl siding were 5.6% lower than the same period last year.

GROSS PROFIT
------------

          Gross profit decreased by $7.5 million (9.9%) from $76.2 million for the nine months ended September 30, 1997 to $68.7 million for the same period in 1998. Lower volume and price reductions implemented on exterior hardboard siding, as well as lower selling prices in vinyl siding products were the principal contributors to the decrease in gross profit. In addition, lower realizations in fiber cement siding have negatively impacted gross profit for the nine months ended September 30, 1998. Gross profit as a percentage of net sales decreased from 30.1% for the nine months ended September 30, 1997 to 26.6% for the 1998 period primarily due to lower pricing in all the Exterior Product siding lines.

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES
---------------------------------------------

          Selling, general and administrative expenses increased by $0.3 million (0.7%) from $39.7 million for the nine months ended September 30, 1997 to $39.9
million in the 1998 period.   Selling, general and administrative expenses
increased due to additional legal fees as a result of the class action lawsuits (See Note 6 of the Condensed Notes to the Unaudited Financial Statements), continuing costs related to the Year 2000 Compliance issue, partially offset by various cost reduction programs implemented to reduce selling, general and administrative expense. Selling, general and administrative costs as a percentage of net sales decreased from 15.7% for the nine months ended September 30, 1997 to 15.4% for the 1998 period. The lower cost as a percentage of net sales is due to additional revenues generated by the new fiber cement siding product line as well as a reduction in certain general and administrative expenses for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

RESTRUCTURING CHARGE
--------------------

          On July 7, 1997 the Company announced that it was restructuring its Plastic Products Group. The restructuring program was implemented to phase out the Company's Plastics industrial business and to allow the Company to focus on specialty building products. Accordingly, the Company recognized a $10.4 million charge during the period ended June 30, 1997. $8.9 million of the restructuring charge consisted of a write-down of certain machinery and equipment, inventory and goodwill to net realizable values, the remaining $1.5 million consisted of severance payments and outstanding lease obligations related to the closing of certain leased facilities. The impact on diluted earnings per share for the nine months ended June 30, 1997 amounted to $0.56. At September 30, 1998 the remaining balance of $0.4 million related to the restructuring is included in the accrued expenses in the Company's consolidated balance sheet.

OPERATING INCOME
----------------

          Operating Income increased by $2.6 million (9.9%) from $26.2 million for the nine months ended September 30, 1997 to $28.8 million for the 1998 period. The increase is primarily due to the 1997 restructuring charge ($10.4 million) offset by the impact of pricing pressures on the exterior hardboard siding, vinyl siding and fiber cement siding product lines during the nine months ended September 30,1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1997 (CONTINUED)
----------------

OTHER INCOME (EXPENSE)
----------------------

     Interest expense increased $1.7 million from $5.7 million (net of $1.7 million of capitalized interest) for the nine months ended September 30, 1997 to $7.5 million (net of $0.3 million of capitalized interest) for the 1998 period. Higher average outstanding indebtedness was partially offset by a slight decline in the Company's weighted average interest rate on outstanding borrowings during the nine months ended September 30, 1998 as compared to the 1997 period.

NET INCOME
-----------

     Net Income increased by $0.6 million (5.1%) from $12.6 million for the nine months ended September 30, 1997 to $13.2 million for the 1998 period. The increase is attributable to the factors discussed above.

SIGNIFICANT BUSINESS TRENDS
---------------------------

     Management believes that the level of housing starts has a significant influence on the Company's ability to generate sales, particularly in relation to demand for its siding products. The level of housing starts in the United States increased from 1.3 million in 1995 to 1.57 million as of September, 1998. The level of housing starts in Canada increased from 0.111 million in 1995 to
0.135 million in September, 1998.

     The costs of thermoplastic resins (polystyrene, polypropylene, polyethylene and polyvinyl chloride) used in the Company's Specialty Products and Exterior Products are subject to price volatility. Management believes that product price increases, continuing cost reduction programs and increased production efficiencies will counteract, to some extent, the impact of raw material price increases.

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

     Management also believes that continued penetration into the home center retailer market will have a significant beneficial influence on the Company's level of business activity. Sales to these customers have increased approximately 13% for the nine months ended September 1998 when compared to the same period last year. In addition, sales to the top three home center retailer customers increased 28% for the nine months ended September 1998 as compared to the same period last year. Management believes that this market will continue to grow in importance to the Company.

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

     At September 30, 1998, the Company had working capital of $66.7 million with a current ratio of 2.5 to 1.0 as compared with working capital of $55.7 million and a current ratio of 2.5 to 1.0 at December 31, 1997. The increase in working capital was primarily due to the increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses. The increase in accounts receivable and accounts payable were a result of the increase in business activity in the third quarter of 1998 versus the last quarter of 1997.

     Capital expenditures during the nine months ended September 30, 1998 amounted to approximately $9.5 million, and were incurred primarily for improvements to the Company's manufacturing facilities, including $2.8 million related to the retrofitting of the vinyl siding manufacturing facility in Holly Springs.

     Debt decreased from $132.9 million at December 31, 1997 to $122.2 million (including $12.5 million of current maturities) as of September 30, 1998. The decrease in debt was primarily due to the cash generated from operations offset, in part, to increases in working capital and capital expenditures .

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

     On February 2, 1998 the Company and its bank group executed a First Amendment to the Third Amended and Restated Credit Agreement (the "Credit Facility") which superseded all prior credit agreements. The Credit Facility provides a line of credit to the Company totaling $225.0 million consisting of a $175.0 million continuing revolving credit facility (the "Revolving Credit Facility") and a term loan facility (the "Term Loan") under which the Company borrowed $50.0 million on April 3, 1995. The Credit Facility matures on March 10, 2002, subject to extensions for additional one-year periods. The Term Loan requires 16 equal quarterly principal payments of $3.125 million commencing on June 30, 1997, and continuing through March 31, 2001. As of September 30, 1998, $31.3 million was outstanding under the Term Loan and the interest rate on the Term Loan was 7.99% and $76.0 million was outstanding under the Revolving Credit Facility and the weighted average interest rate on the outstanding Revolving Credit Facility was 6.24%.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                                      AND
                                      ---
                             RESULTS OF OPERATIONS
                             ---------------------

YEAR 2000 COMPLIANCE
--------------------

     The Company is currently implementing an upgrade to its existing financial, sales, production and distribution software that is Year 2000 compliant. It is also conducting a comprehensive review of the balance of its computer systems to identify those processes that could be adversely affected by the Year 2000 issue and is developing an implementation plan to resolve any issue that might arise. In conducting its review, the Company is actively soliciting its suppliers and customers to assess any Year 2000 issue that might arise from interaction of its computer systems with those of its suppliers and customers. The Year 2000 issue refers to the inability of many of its computer programs and systems to process accurately dates later than December 31, 1999. Unless these programs are modified to handle the century change, they will likely interpret the Year 2000 as the Year 1900. The Company has incurred approximately $0.6 million in software programming and consulting expense through nine months ended September 30,1998 and management believes that an additional $1.5 million in expense will be incurred through December 31, 1999, in order achieve Year 2000 compliance.

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

  Date:  November 13, 1998



                                   ABT BUILDING PRODUCTS CORPORATION


                                   /s/ Joseph P. O'Neill
                                   ---------------------------------
                                       Joseph P. O'Neill
                                    (Vice President - CFO)